Form 10-Q
period 2013-06-30
EPICURE CHARCOAL, INC.
filed 2013-08-27
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-185368
Commission File Number

EPICURE CHARCOAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5538945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6910 Salashan Parkway Ferndale, Washington	98248
(Address of principal executive offices)	(Zip Code)

(775)-321-8228
(Registrant’s telephone number, including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 27, 2013 EPICURE CHARCOAL, INC. had 5,000,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPICURE CHARCOAL, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS

June 30, 2013

Unaudited

EPICURE CHARCOAL, INC.

(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	September 30, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$5,715	$5,014
TOTAL ASSETS	$5,715	$5,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,610	$750
Loans from Related Party	10,047	6,185
TOTAL CURRENT LIABILITIES	$11,657	$6,935

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value
Issued and outstanding
5,000,000 shares of common stock	$5,000	$5,000
Subscription Receivable	-	(5,000)
Deficit accumulated during the development stage	(10,942)	(1,921)
TOTAL STOCKHOLDERS' DEFICIT	$(5,942)	$(1,921)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,715	$5,014

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	Three months ended	Nine months ended	Inception date (June 21, 2012) to
	June 30, 2013	June 30, 2013	June 30, 2013
EXPENSES

Office and general	$1,054	$1,824	$2,995
Professional Fees	1,997	7,197	7,947
Total Expenses	$3,051	$9,021	$10,942

NET LOSS	$(3,051)	$(9,021)	$(10,942)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$5,000,000	5,000,000	-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 21, 2012) to June 30, 2013
Unaudited

				Deficit
				accumulated
	Common Stock		Share	during the
	Number of		Subscriptions	development
	shares	Amount	Receivable	stage	Total

Founder's Shares issued for cash at $0.001
per share on September 30, 2012	5,000,000	$5,000	$(5,000)	$-	$-

Net Loss, September 30, 2012				(1,921)	(1,921)

Balance, September 30, 2012	5,000,000	$5,000	$(5,000)	$(1,921)	$(1,921)

Subscription received on April 22, 2013			5,000		5,000

Net Loss, June 30, 2013				(9,021)	(9,021)

Balance, June 30, 2013	5,000,000	$5,000	$-	$(10,942)	$(5,942)

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended	June 21, 2012 (date of inception) to
	June 30, 2013	June 30, 2013

OPERATING ACTIVITIES
Net loss	$(9,021)	$(10,942)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	860	1,610

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,161)	$(9,332)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Subscription Receivable	5,000	-
Loan from related party	3,862	10,047
NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,862	$15,047

NET INCREASE (DECREASE) IN CASH	$701	$5,715

CASH, BEGINNING OF PERIOD	$5,014	$-

CASH, END OF PERIOD	$5,715	$5,715

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on June 21, 2012 and established a fiscal year end of September 30. We are a development-stage Company which intends to sell charcoal made from hard wood for BBQs and restaurants.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs will be expensed as incurred. As of June 30, 2013, no advertising costs have been incurred.

Property
The Company does not own or rent any property. The office space is provided by the president at no charge.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $5,942, an accumulated deficit of $5,942 and net loss from operations since inception of $10,942. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred or common shares have been authorized or issued.

On September 30, 2012 the company issued 5,000,000 common shares at $0.001 for $5,000 cash.

As of June 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $10,047 as a loan from a related party. The loan is payable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2013 are as follows:

June 30, 2013

Net operating loss carried forward	$10,942
Effective tax rate	35%
Deferred tax assets	3,830
Less: Valuation allowance	(3,830)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the period from inception (September 30, 2012) through June 30, 2013 we had no revenue. Expenses for the period totaled $3,051 as compared to expenses of $10,942 from inception (September 30, 2012) to June 30, 2013 resulting in a Net loss of $3,051 as compared to a net loss of $10,942 from inception (September 30, 2012) to June 30, 2013 . The operating loss for the period is a result of professional fees in the amount of $1,997 as compared to $7,947 from inception (September 30, 2012) to June 30, 2013 and office and general expense in the amount of $1,054 as compared to $2,995 from inception (September 30, 2012) to June 30, 2013.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of June 30, 2013, we had $5,715 in cash as compared to $5,014 in cash at September 30, 2012, The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2013,the Company’s sole officer and director, Mr. Robertson has loaned the Company $10,047 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years. We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*     Included in Exhibit 31.1
**    Included in Exhibit 32.1
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Epicure Charcoal, Inc.
(Registrant)

Date: August 27, 2013	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer