Form 10-K
period 2013-09-30
EPICURE CHARCOAL, INC.
filed 2013-12-09
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

333-185368
Commission file number

EPICURE CHARCOAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5538945
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6910 Salashan Parkway Ferndale, Washington 98248	98248
(Address of principal executive offices)	(Zip Code)

(775)-321-8228
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2013 the aggregate value of voting and No-voting equity held by non-affiliates was $0.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 9, 2013 the Company has 5,147,039 shares of common stock issued and outstanding.

PART I

Item 1. Business.

Overview

The Company was incorporated in the state of Nevada as a for-profit company on June 21, 2012. We are a development-stage company that intends to sell our own brand of Charcoal products for BBQ and restaurant grilling purposes. The Company’s auditors have issued an opinion that the ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital..

The Company has not yet implemented its business model and to date has generated no revenues. Neither the Company’s management nor any affiliates of the Company or its management have previously been involved in the management or ownership of a development stage company.

The Company has registered 4,500 000 shares to offer at $0.04 per share. Since becoming incorporated, EPICURE CHARCOAL, INC. has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations nor has the Company any plans nor does any of its stockholders have any plans to merge into an operating company, to enter into a change of control or similar transaction or to change our management. Neither management nor the Company’s shareholders have plans or intentions to be acquired. EPICURE CHARCOAL, INC. is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

We are an ‘‘emerging growth company’’ within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. For a description of the qualifications and other requirements applicable to emerging growth companies and certain elections that we have made due to our status as an emerging growth company, see “Risk Factors—Risks Related to this Offering and our Common Stock – We are an ‘emerging growth company’ and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors”.

As of September 30, 2013, the Company’s sole officer owns 100% of the outstanding shares of the Company and if all 4,500,000 shares are sold, he will own 52.63% after this offering is completed. The Company’s sole officer will have control of the Company.

The following financial information summarizes the more complete historical financial information as indicated on the audited financial statements of the Company filed with this registration statement. As of September 30, 2013 the end of our fiscal year, the Company had raised $5,000 through the sale of its common stock. There is $nil of cash on hand. The Company currently has liabilities of $7,891. In addition, the Company anticipates incurring costs associated with this offering totaling approximately $7,000. As of the date of this registration statement, we have generated no revenues from our business operations. The minimum amount of offering proceeds required to implement our business plan is $45,000.00.

In their audit report dated October 16, 2013 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

Our business office is located at 112 North Curry Street Carson City Nevada 89703, our telephone number is (775) 321-8228 and our fax number is (775) 306-8587.

Business Development

On June 21, 2012, Mr. Alex Robertson, president and sole officer and director incorporated the Company in the State of Nevada and established a fiscal year end of September 30. The Company does not own or lease any property. The only employee of the Company is its sole officer and director. We intend to contract with consultants to develop our logo and packaging. EPICURE CHARCOAL, INC. is a development-stage company that intends to market its planned products online and sell its planed charcoal products, at Trade shows and market to Retailers. We do not have any developed products at this time; we plan to develop 1 product under the brand name EPICURE CHARCOAL, INC. The Company is currently a shell company as we have no operations and assets consisting solely of cash.

EPICURE CHARCOAL, INC. has on the date of this prospectus not generated any revenues. We have not implemented our business model as of yet. Our auditors have expressed an opinion expressing their exists substantial doubt as to our ability to continue as an ongoing business.

We intend to provide our own brand of Charcoal to potential customers whose interests are in BBQ products and restaurant food grilling.

It is the Company’s intention to develop 1 product for recreational use BBQ, Catering and restaurant uses in different bag sizes (8lb, 16, 35lb)

The Company’s relationship with Jodwa Trading is limited to verbal communications. Jodwa Trading is a company incorporated in Namibia that manufactures lump charcoal and briquettes and exports to various countries around the world. Through our initial discussions with JODWA Trading we understand that they have all the necessary equipment to manufacture the charcoal and bag it with our logo in place. We intend to enter into a trade agreement with JODWA Trading for the supply of our planned product. We do not currently have any intellectual property

During the next 12 months EPICURE CHARCOAL, INC. intends to develop the EPICURE CHARCOAL, INC. range for BBQ, Catering and restaurant uses. Once our product is developed the Company will begin its marketing and sales initiative. Management intends to market its product to the states of Washington, Oregon, Idaho, California Nevada, Arizona and Montana in order to minimize the shipping cost, as we intend to store the first containers of charcoal in Blaine, Washington. The President has verbally agreed to provide storage facility to the Company at no charge for the charcoal containers; there is no written contract in place for this.

Plan of Operations

EPICURE CHARCOAL, INC. is a development stage Company that intends to sell lump charcoal under the product name Black Gold. We intend to introduce the product to the market place by, selling to individual hearth and Patio stores and specialty BBQ stores and local distributors. The Company intends to attend trade shows and have sales agents working on a commission basis to increase its potential sales.

It is our intention over the next 12 months to introduce Black Gold to the charcoal market. Management believes we will be able to distinguish our planned product as a premium priced charcoal because we believe its quality is superior. Black Gold charcoal is made from the Black Thorn tree (Acacia mellifera). Black Thorn, a very dense wood, weighs approximately 1100kg per cubic meter as compared to American white oak weighing approximately 770kg per cubic meter or Hickory weighing approximately 830kg per cubic meter. According to Wikipedia, “there is a correlation between density and calories/volume” and “denser hardwoods … tend to burn hotter and cleaner then charcoal briquettes”.

We intend to have three different size packages: 1) a smaller compact bag of charcoal at 8lb that is ideal for putting in the vehicle and going for a BBQ at a park or with friends, 2) a 16lb bag ideal for home environment where it can be used and stored again conveniently and 3) a 35lb bag intended for use by restaurants and caterers doing an extensive amount of BBQ and/or grilling of food.

The company intends to sell the 8lb, 16lb bag and the 35lb bag directly through its website to restaurants and caterers with minimum order quantities to mediate any shipping costs.

Our plan of operations over the next 12 months is the following. The Company has 3 anticipated phases for its plan of operations.

Significant step 1 30 days	Travel to Namibia and Negotiations	25% shares sold $5,000	50% $5,000	75% $7,500	100% $7,500
Significant step 2 90 Days	Logo development, Market target research	$6,000	$19,800	$29,000	$30,500
Significant Step 3 120 days	Sales and marketing efforts	$24,200	$52,500	$81,500	$125,000

Our first phase will start with the company’s sole officer and director flying to Namibia, and start negotiations for the Company to secure contracts, and business relations with JODWA TRADING of Tsumeb. Our anticipated costs for this phase is $7,500, this phase is expected to last up to 30 days.

The second phase of the company’s plan is obtaining contracts with researchers to determine which areas and what population demographic to target to start our sales and marketing campaign so that we can use our sales and marketing effort to the maximum capability. We intend to have our logos designed as well as the packaging of our bags The Company anticipates this phase to be completed 90 days after this registration statement becomes effective. The cost for this phase is estimated at $30,500. We intend to simultaneously do our Market research estimated at $7000.

The anticipated third phase of this operational plan of the Company will start 120 days after the registration statement becomes effective. In this phase we intend to have our first products shipped to us in Blaine Washington. The Company intends to have eight 40 feet containers in a storage facility in Blaine. We intend to launch our website contract sales agents to sell our product on commission basis, attend trade shows to generate sales and make the public aware of our brand and our social economic values. This phase is expected to cost $125,000. The Company intends to not have more than $3,000 office expenses.

The Market Opportunity

The HPBA (Hearth, Patio & Barbecue Association) State in there Report of the Barbecue Industry that Charcoal Shipment Statistics from 1993-2010 has seen a increase in shipping of Lump Charcoal and an increase in the price of Lump Charcoal, compared to regular briquettes. The tables below sourced from the HPBA, forms the basis of management’s belief that the trend will continue with more people realizing the advantages of using Natural lump charcoal, if the statistics are to be projected into the future the market for natural lump charcoal seems very lucrative.

Charcoal Shipments (Tons)
1993-2010

Year	Regular Briquets	Instant Light	Total Briquets	Lump Charcoal
1993	703,708	105,232	808,940	17,577
1994	722,966	117,161	840,127	19,217
1995	700,221	123,491	823,712	18,850
1996	734,850	134,550	869,400	31,088
1997	731,011	152,737	883,748	37,854
1998	718,596	179,349	897,945	42,247
1999	707,571	204,632	912,203	47,657
2000	690,798	248,969	939,767	80,000
2001	670,000	250,000	920,000	83,000
2002	700,000	266,500	966,500	91,000
2003	709,200	277,750	986,950	95,730
2004	675,000	252,000	927,000	98,500
2005	680,000	257,000	937,000	99,200
2006	640,800	253,250	894,050	100,000
2007	640,000	244,000	884,000	110,100
2008	661,500	236,000	897,500	113,000
2009	662,800	245,400	908,200	110,000
2010	670,700	250,100	920,800	114,200

Average Retail Prices for Charcoal Products
2000-2010

Year	Regular Briquets (20 lbs)	Instant Light (20 lbs)	Lump (10 lbs)
2000	$6.23	$10.99	$5.00
2001	$6.93	$11.22	$5.00
2002	$7.14	$11.32	$5.42
2003	$7.30	$11.35	$5.44
2004	$6.62	$10.99	$5.48
2005	$6.50	$12.00	$5.50
2006	$6.80	$13.23	$5.75
2007	$7.00	$14.25	$5.80
2008	$7.40	$14.85	$6.00
2009	$7.40	$14.85	$6.75
2010	$7.72	$15.38	$6.90

The tables above represent the statistical data upon which management bases its belief that the trend of increased shipping and increased pricing of Lump Charcoal will continue.

Competitive Advantages

The charcoal market has many competitors. Some of our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase. We might not be able to compete with large company’s if they where to drive prices down for BBQ charcoal.

Because our product will be supplied through Jodwa Trading, a low cost suppler from Namibia, our product costs will be relatively low and it will allow us to offer our planned product at a premium yet competitive price.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 2. Properties.

The Company does not own or lease any property, the office space is provided by the president at no charge. Our current principal executive offices is located at 6910 Salashan Parkway, Ferndale, Washington 98248, telephone 775-321-8228 and fax 775-306-8587.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings, nor is there any known legal proceedings contemplated against the Company.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4. Mine Safety Disclosures.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is not listed on any or quoted on any stock exchange.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the Company financial statements and related notes included elsewhere in this report.

This form 10-K contains certain forward-looking statements. Management discusses and analyzes forward looking statements that reflect the views of management in respect to the Company’s future financial performance. Words used in these forward-looking statements are words that refer to future rustic events and are not based on substantial evidence. These words could be words like believe, expect, estimate, anticipate and project these are the words management believes project to forward looking financial performance and statements but are not limited to these words only. A potential investor cannot be completely certain that these statements will be accurate.

Liquidity and Capital Resources

Our auditor’s report on our September 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2013 Audited Financial Statements - Auditors Report.”

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have been able to raise additional cash by selling of common stock, it will likely not be sufficient to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

Over the next twelve months the Company intends to introduce it’s one product to the charcoal market in three different sizes: 1) a smaller compact bag of charcoal at 8lb that is ideal for putting in the vehicle and going for a BBQ at a park or with friends, 2) a 16lb bag ideal for home environment where it can be used and stored again conveniently and 3) a 35lb bag intended for use by restaurants and caterers doing an extensive amount of BBQ and/or grilling of food.

Limited Operating History

The Company was incorporated in the state of Nevada as a for-profit company on June 21, 2012. We are a development-stage company There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from activities. We cannot guarantee that we will be successful in our planned business activities. Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

Results of Operations

We did not earn any revenues during the fiscal year ending September 30, 2013. During the fiscal year ending September 30, 2013 we incurred operating expenses of $12,011 comprised of professional fees in the amount of $8,895 and office and administrative expenses of $3,116. Since inception the Company has incurred operating expenses of $13,932. As compared to the Inception date (June 21, 2012) to September 30, 2012.

September 30, 2012 our incurred operating expenses where $1,921 comprised of $1,171 office and administrative expenses and professional fees of $750.

Off-Balance sheet arrangements

The Company is not aware of any off-balance sheet arrangements other than set forth in the Company’s Liquidity and Capital resources that have or are reasonably likely to have a current or future effect on the registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

EPICURE CHARCOAL, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS

September 30, 2013

Audited

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Epicure Charcoal Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Epicure Charcoal Inc. (A development stage company) as of September 30, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the period from June 21, 2012 (inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Epicure Charcoal Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the period from June 21, 2012 (inception) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
October 16, 2013

EPICURE CHARCOAL, INC.

(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	September 30, 2012
	Audited	Audited

ASSETS

CURRENT ASSETS
Cash	$7,215	$5,014
TOTAL ASSETS	$7,215	$5,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$900	$750
Loans from Related Party	15,247	6,185
TOTAL CURRENT LIABILITIES	$16,147	$6,935

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value
Issued and outstanding
5,000,000 shares of common stock	$5,000	$5,000
Subscription Receivable	-	(5,000)
Deficit accumulated during the development stage	(13,932)	(1,921)
TOTAL STOCKHOLDERS' DEFICIT	$(8,932)	$(1,921)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,215	$5,014

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
Audited

	Year ended September 30, 2013	Inception date (June 21, 2012) to September 30, 2012	Inception date (June 21, 2012) to September 30, 2013
EXPENSES

Office and general	$3,116	$1,171	$4,287
Professional Fees	8,895	750	9,645
Total Expenses	$12,011	$1,921	$13,932

NET LOSS	$(12,011)	$(1,921)	$(13,932)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 21, 2012) to September 30, 2013
Audited

				Deficit
				accumulated
	Common Stock		Share	during the
	Number of		Subscriptions	development
	shares	Amount	Receivable	stage	Total

Founder's Shares issued for cash at $0.001
per share on September 30, 2012	5,000,000	$5,000	$(5,000)	$-	$-

Net Loss, September 30, 2012				(1,921)	(1,921)

Balance, September 30, 2012	5,000,000	$5,000	$(5,000)	$(1,921)	$(1,921)

Subscription Received, April 22, 2013			5,000		5,000

Net Loss, September 30, 2013				(12,011)	(12,011)

Balance, September 30, 2013	5,000,000	$5,000	$-	$(13,932)	$(8,932)

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Audited

	Year ended September 30, 2013	Inception date (June 21, 2012) to September 30, 2012	Inception date (June 21, 2012) to September 30, 2013

OPERATING ACTIVITIES
Net loss	$(12,011)	$(1,921)	$(13,932)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	150	750	900

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(11,861)	$(1,171)	$(13,032)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000	5,000
Subscription Receivable	5,000	(5,000)	-
Loan from related party	9,062	6,185	15,247
NET CASH PROVIDED BY FINANCING ACTIVITIES	$14,062	$6,185	$20,247

NET INCREASE (DECREASE) IN CASH	$2,201	$5,014	$7,215

CASH, BEGINNING OF PERIOD	$5,014	$-	$-

CASH, END OF PERIOD	$7, 215	$5,014	$7,215

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2013

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

Advertising
Advertising costs will be expensed as incurred. As of September 30, no advertising costs have been incurred.

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

This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $8,932, an accumulated deficit of $13,932 and net loss from operations since inception of $13,932. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On September 30, 2013 the Company issued 5,000,000 common shares at $0.001 for cash.

As of September 30 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $15,247 as a loan from a related party. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2013 are as follows:

	September 30, 2013	September 30, 2012

Net operating loss carried forward	13,932	1,921
Effective tax rate	35%	35%
Deferred tax assets	4,876	672
Less: Valuation Allowance	(4,876)	(672)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

On October 4, 2013 the Company issued 147,039 Common shares at $0.04 for cash of $5,882.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have not been any disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures.

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

As of September 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2013 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The Company appointed Vian Ulrich Crafford as Secretary of the Corporation on August 08, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Alex Robertson, 58 years, is our President, Renewable at every general stockholders meeting

Our Chief Financial Officer and Director named and Identified above is expected to hold his office/position until at lest the end of the first fiscal year after this offering or until the next annual meeting of the Company stockholders.

Business Experience

From January 1985 until December 2001 Alex Robertson joined Taiga Forest Products, a small wholesale forest products company that had 32 employees. He left Taiga after helping build it to a company with over $700 million in sales and trading publically on the Toronto Stock exchange. From January 2002 until August 2010 he joined Cypress Pacific Marketing a small value added forest products company. He left, after the company had successfully gone public on Toronto Venture Exchange. From September 2010 until November 2011, he researched the BBQ market in the USA. He joined Skana Forest Products in Nov. 2011 up to date.

Identification of Company Secretary

Vian Ulrich Crafford, 19, is the Company Secretary.

Business Experience

Mr. Crawford was a Full time student at High School Hartswater from 2008 till 2012. During his time at school he participated in numerous projects which involved the marketing of the school to both the district of the “Vaalharts Besproeiings” area and the Northern Cape. Marketing resposibilities include marketing of the school to prospective students. During school holidays he assisted in the marketing of the raw cotton product after harvesting.

From January 2013 until present, Mr. Crawford is studying B.com Marketing at the University of the Free State.

Significant Employees

The Company does not, at present, have any employees other than the current officers and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and director.

Family Relations

There are no family relationships among the Directors and Officers of Epicure Charcoal, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation

EPICURE CHARCOAL, INC. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through September 30, 2013

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Robertson	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

We did not pay any salaries in 2013. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein

Out standing Equity awards at fiscal year end table.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2013

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDOPTION AWARDS STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alex Robertson	0	0	0	0	0	0	0	0	0

There were no grants of stock options since inception though the year end September 30, 2013

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. EPICURE CHARCOAL, INC. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (June 21, 2012) through September 30, 2013.

DIRECTORS COPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Robertson	0	0	0	0	0	0	0
Vian Crafford	0	0	0	0	0	0	0

At this time, EPICURE CHARCOAL, Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

Title of class	Name and Address Beneficial Owner [1]	Amount and nature of beneficial ownership	Percent of Class	Percentage of Ownership Assuming all of the Shares are Sold	Percentage of Ownership Assuming 75% of the Shares are Sold	Percentage of Ownership Assuming 50% of the Shares are Sold	Percentage of Ownership Assuming 25% of the Shares are Sold
Common Stock	Alex Robertson 4332 Saltsspring Road, Ferndale, Washington 98248 [2]	5,000,000	100%	52.63%	60%	68.97%	81.63%
	All Officers and Directors as a Group (1 person)	5,000,000	100%	52.63%	60%	68.97%	81.63%

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Robertson is the only “promoter” of our company.

[2]
Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Our sole officer and director will continue to own the majority of our common stock after the offering, regardless of the number of shares sold. Since he will continue to control the Company after the offering, investors will be unable to change the course of the operations. Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power. None of our common stock is subject to outstanding options, warrants, or securities convertible into common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 30, 2012, we issued a total of 5,000,000 shares of common stock to Mr. Alex Robertson, our sole officer and director, for total cash consideration of $5,000. The Company considered these securities as “Founders” shares. Mr. Alex Robertson purchased his shares at par value being $0.001 per share, considerably lower than the $0.04 cents per share in this offering. This offer and sale was made pursuant to the exemption from registration afforded by Section 4(2)-Exempted Transactions of the Securities Act of 1933 transactions by an issuer not involving any public offering.

Our sole officer and director provides office space at no charge to the Company. As of September 30, 2013, Mr. Alex Robertson has paid expenses on behalf of the Company in the amount of $15,247. The amount due to Mr. Robertson is unsecured, non-interest bearing, payable on demand with no written terms of repayment.

Director Independence

The Company’s board of directors is currently composed of one member Mr. Alex Robertson, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us

Item 14. Principal Accountant Fees and Services

For the fiscal year ended September 30, 2013 we incurred $6,400 in fees to our principal independent accountants for professional services. Audit fees that where incurred in connection with the audit of financial statements for the fiscal year ended September 30, 2012, was $2000.00 and September 30, 2013 was $2000.00. For review of our financial statements for the quarters ended December 31, 2012, March 31, 2013, and June 30, 2013, we incurred $2,400 in fees to our principal independent accountants for professional services.

During the fiscal year ended September 30, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.
3(i)	Articles of incorporation Epicure Charcoal, Inc. [1]

3(ii)	By-Laws Epicure Charcoal, Inc. [2}

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
________________
[1] Incorporated by reference from the Company’s S-1 filled with the Commission on December 10, 2012
[2] Incorporated by reference from the Company’s S-1 filled with the Commission on December 10, 2012
* Included in Exhibit 31.1
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

Epicure Charcoal, Inc.

Dated: December 9, 2013	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer