Form 10-Q
period 2013-12-31
EPICURE CHARCOAL, INC.
filed 2014-02-14
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2014 EPICURE CHARCOAL, INC. had 5,147,039 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPICURE CHARCOAL, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS

December 31, 2013

Unaudited

EPICURE CHARCOAL, INC.

(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	September 30, 2013
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$833	$7,215
TOTAL ASSETS	$833	$7,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,682	$900
Loans from Related Party	12,053	15,247
TOTAL CURRENT LIABILITIES	$14,735	$16,147

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value
Issued and outstanding
5,147,039 shares of common stock (5,000,000 on Sept 30, 2013)	$5,147	$5,000
Additional Paid-in Capital	5,735	-
Subscription Receivable	(227)	-
Deficit accumulated during the development stage	(24,557)	(13,932)
TOTAL STOCKHOLDERS' DEFICIT	$(13,902)	$(8,932)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$833	$7,215

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

			Inception date
	Three months	Three months	(June 21, 2012)
	ended	ended	to
	December 31, 2013	December 31, 2012	December 31, 2013
EXPENSES

Office and general	$2,204	$515	$6,491
Professional Fees	8,421	4,000	18,066
Total Expenses	$10,625	$4,515	$24,857

NET LOSS	$(10,625)	$(4,515)	$(24,557)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,142,254	5,000,000	-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC. (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 21, 2012) to December 31, 2013
Unaudited

					Accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Founder's Shares issued for cash at $0.001
per share on September 30, 2012	5,000,000	$5,000		$(5,000)	$-	$-

Balance, September 30, 2012	5,000,000	$5,000	$	$(5,000)	$(1,921)	$(1,921)

Subscription Received, April 22, 2013				5,000		5,000

Net Loss, September 30, 2013					(12,011)	(12,011)

Balance, September 30, 2013	5,000,000	$5,000	$	$-	$(13,932)	$(8,932)

Common shares issued for cash at $0.04
per share on October 4, 2013	147,039	147	5,735	(227)	-	5,655

Net Loss, December 31, 2013					(10,625)	(10,625)

Balance, December 31, 2013	5,147,039	$5,147	$5,735	$(227)	$(24,557)	$(13,902)

EPICURE CHARCOAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Three months	Three months	June 21, 2012 (date of inception)
	ended	ended	to
	December 31, 2013	December 31, 2012	December 31, 2013

OPERATING ACTIVITIES
Net loss	$(10,625)	$(4,515)	$(24,557)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	1,782	(750)	2,682

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,843)	$(5,265)	$(21,875)
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,882	-	10,882
Subscription Receivable	(227)	-	(227)
Loan from related party	(3,194)	1,512	12,053
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,461	$1,512	$22,708

NET INCREASE (DECREASE) IN CASH	$(6,382)	$(3,753)	$833

CASH, BEGINNING OF PERIOD	$7,215	$5,014	$-

CASH, END OF PERIOD	$833	$1,261	$833

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

EPICURE CHARCOAL, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2013

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

Advertising
Advertising costs will be expensed as incurred. As of December 31, no advertising costs have been incurred.

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

This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $14,202, an accumulated deficit of $24,857 and net loss from operations since inception of $24,857. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

NOTE 3 – GOING CONCERN (continued)

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

On December 31, 2013 the Company issued 5,000,000 common shares at $0.001 for cash.

On October 4, 2013 the company issued 147,039 common shares at $0.04 each for cash, for which $227 is still receivable.

As of December 31 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $12,053 as a loan from a related party. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2013 are as follows:

	December 31, 2013	September 30, 2013

Net operating loss carried forward	24,557	13,932
Effective tax rate	35%	35%
Deferred tax assets	8,595	4,876
Less: Valuation Allowance	(8,595)	(4,876)
Net deferred tax asset	$0	$0

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

Results of Operations

For the period from inception (June 21, 2012) to December 31, 2013 we had no revenue. Expenses for the three month period ended December 31, 2013 totaled $10,625 resulting in a Net loss of $10,625 as compared to a net loss of $4,515 for the three months ended December 31, 2012. The increase in Net Loss for the three month period ended December 31, 2013 is a result of Professional fees in the amount of $8,421 and Office and general expense of $2,204 as compared to Professional fees in the amount of $4,000 and Office and general expense of $515 for the three month period ended December 31, 2012.

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

As of December 31, 2013, we had $813 in cash as compared to $7,215 in cash at September 30, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2013, the Company’s sole officer and director, Mr. Robertson has loaned the Company $12,053 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As of December 31, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Epicure Charcoal, Inc. (Registrant)

Date: February 14, 2014	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer