Form 10-Q
period 2014-03-31
EPICURE CHARCOAL, INC.
filed 2014-05-20
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2014 EPICURE CHARCOAL, INC. had 5,147,039 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPICURE CHARCOAL, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS

March 31, 2014

Unaudited

EPICURE CHARCOAL, INC.

(A Development Stage Company)
BALANCE SHEETS

	March 31, 2014	September 30, 2013
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$4,193	$7,215
TOTAL ASSETS	$4,193	$7,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,700	$900
Loans from Related Party	17,807	15,247
TOTAL CURRENT LIABILITIES	$20,507	$16,147

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value
Issued and outstanding
5,147,039 shares of common stock (5,000,000 on Sept 30, 2013)	$5,147	$5,000
Additional Paid in Capital	5,735	-
Deficit accumulated during the development stage	(27,196)	(13,932)
TOTAL STOCKHOLDERS' DEFICIT	$(16,314)	$(8,932)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,193	$7,215

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

					Inception date
	Three months	Three months	Six months	Six months	(June 21, 2012)
	ended	ended	ended	ended	to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
EXPENSES

Office and general	$839	$249	$3,043	$770	$7,330
Professional Fees	1,800	2,700	10,221	5,200	19,866
Total Expenses	$2,639	$2,949	$13,264	$5,970	$27,196

NET LOSS	$(2,639)	$(2,949)	$(13,264)	$(5,970)	$(27,196)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$5,147,039	$5,000,000	5,144,615	5,000,000	-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 21, 2012) to March 31, 2014
Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Founder's Shares issued for cash at $0.001
per share on September 30, 2012	5,000,000	$5,000	$	$(5,000)	$-	$-

Net Loss, September 30, 2012					(1,921)	(1,921)

Balance, September 30, 2012	5,000,000	$5,000	$-	$(5,000)	$(1,921)	$(1,921)

Subscription Received, April 22, 2013				5,000		5,000

Net Loss, March 31, 2014					(12,011)	(12,011)

Balance, September 30, 2013	5,000,000	$5,000	$-	$-	$(13,932)	$(8,932)

Common shares issued for cash at $0.04
per share on October 4, 2013	147,039	147	5,735	-	-	5,882

Net Loss, March 31, 2014					(13,264)	(13,264)

Balance, March 31, 2014	5,147,039	$5,147	$5,735	$-	$(27,196)	$(16,314)

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended	Six months ended	June 21, 2012 (date of inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(13,264)	$(5,970)	$(27,196)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	1,800	699	2,700

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(11,464)	$(5,271)	$(24,496)
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,882	-	10,882
Loan from related party	2,559	257	17,806
NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,441	$257	$28,688

NET INCREASE (DECREASE) IN CASH	$(3,023)	$(5,014)	$4,193

CASH, BEGINNING OF PERIOD	$7,215	$-	$-

CASH, END OF PERIOD	$4,193	$(5,014)	$4,193

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

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

Advertising
Advertising costs will be expensed as incurred. As of March 31, 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $16,541, an accumulated deficit of $27,196 and net loss from operations since inception of $27,196. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

At March 31, 2014 the Company had 5,147,039 issued and outstanding.

On October 4, 2013 the company issued 147,039 common shares at $0.04 each for cash of $5,882

As of March 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $17,807 as a loan from a related party. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2014 are as follows:

	March 31, 2014	March 31, 2013

Net operating loss carried forward	27,196	13,932
Effective tax rate	35%	35%
Deferred tax assets	9,519	4,876
Less: Valuation Allowance	(9,519)	(4876)
Net deferred tax asset	$0	$0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the period from inception (June 21, 2012) to March 31, 2014 we had no revenue. Expenses for the three month period ended March 31, 2014 totaled $2,639 resulting in a Net loss of $2,639 as compared to a net loss of $2,949 for the three months ended December 31, 2013. The decrease in Net Loss for the three month period ended March 31, 2014 is a result of Professional fees in the amount of $1,800 and Office and general expense of $839 as compared to Professional fees in the amount of $2,700 and Office and general expense of $249 for the three month period ended December 31, 2013.

Expenses for the six month period ended March 31, 2014 totaled $13,264 resulting in a Net loss of $13,264 as compared to a net loss of $5,970 for the six months ended December 31, 2013. The increase in Net Loss for the six month period ended March 31, 2014 is a result of Professional fees in the amount of $10,221 and Office and general expense of $3,043 as compared to Professional fees in the amount of $5,200 and Office and general expense of $770 for the six month period ended December 31, 2013.

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

As of March 31, 2014, we had $4,193 in cash as compared to $7,215 in cash at September 30, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2014, the Company’s sole officer and director, Mr. Robertson has loaned the Company $17,807 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As of March 31, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2014 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
____________
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

Epicure Charcoal, Inc.
(Registrant)

Date: May 20, 2014	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer