Form 10-Q
period 2014-06-30
EPICURE CHARCOAL, INC.
filed 2014-08-13
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-185368
Commission File Number

EPICURE CHARCOAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5538945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City , Nevada	89703
(Address of principal executive offices)	(Zip Code)

(775)-321-8228
(Registrant’s telephone number, including area code)

_____________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2014 EPICURE CHARCOAL, INC. had 5,147,039 shares of common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements.	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4.	Controls and Procedures.	12

PART II — OTHER INFORMATION		11

Item 1.	Legal Proceedings.	13
Item 1A.	Risk Factors.	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities.	13
Item 5.	Other Information.	13
Item 6.	Exhibits.	14
SIGNATURES		15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EPICURE CHARCOAL, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2014
Unaudited

EPICURE CHARCOAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2014	September 30, 2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash	$802	$7,215
TOTAL ASSETS	$802	$7,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,945	$900
Loans from Related Party	18,307	15,247
TOTAL CURRENT LIABILITIES	$21,252	$16,147

STOCKHOLDERS' DEFICIT
Capital stock Authorized 75,000,000 shares of common stock, $0.001 par value Issued and outstanding 5,147,039 shares of common stock (5,000,000 September 30, 2013)	$5,147	$5,000
Additional Paid in Capital	5,735	-
Deficit accumulated during the development stage	(31,332)	(13,932)
TOTAL STOCKHOLDERS' DEFICIT	$(20,450)	$(8,932)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$802	$7,215

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

					Inception date
	Three months	Three months	Nine months	Nine months	(June 21, 2012)
	ended	ended	ended	ended	to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
EXPENSES

Office and general	$685	$1,054	$3,728	$1,824	$8,015
Professional Fees	3,451	1,998	13,672	7,198	23,317
Total Expenses	$4,136	$3,052	$17,400	$9,021	$31,332

Operating Loss	(4,136)	(3,052)	(17,400)	(9,021)	(31,332)

NET LOSS	$(4,136)	$(3,052)	$(17,400)	$(9,021)	$(31,332)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,147,039	5,000,000	5,145,423	5,000,000	-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 21, 2012) to June 30, 2014
Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Founder's Shares issued for cash at $0.001 per share on September 30, 2012	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net Loss, September 30, 2012					(1,921)	(1,921)

Balance, September 30, 2012	5,000,000	$5,000	$-	$(5,000)	$(1,921)	$(1,921)

Subscription Received, April 22, 2013				5,000	-	5,000

Net Loss, September 30, 2013					(12,011)	(12,011)

Balance, September 30, 2013	5,000,000	$5,000	$-	$-	$(13,932)	(8,932)

Common shares issued for cash at $0.04 per share on October 4, 2013	147,039	147	5,735	-	-	5,882

Net Loss, June 30, 2014					(17,400)	(17,400)

Balance, June 30, 2014	5,147,039	$5,147	$5,735	$-	$(31,332)	$(20,450)

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	Nine months	Nine months	June 21, 2012 (date of inception)
	ended	ended	to
	June 30, 2014	June 30, 2013	June 30, 2014

OPERATING ACTIVITIES
Net loss	$(17,400)	$(9,021)	$(31,332)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	2,045	861	2,945

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(15,355)	$(8,161)	$(28,387)
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,882	-	10,882
Subscription Receivable	-	5,000	-
Note Payable			-
Loan from related party	3,059	3,862	18,307
NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,941	$8,862	$29,189

NET INCREASE (DECREASE) IN CASH	$(6,414)	$701	$802

CASH, BEGINNING OF PERIOD	$7,215	$5,014	$-

CASH, END OF PERIOD	$802	$5,715	$802

Supplemental cash flow information and noncash financing activities:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2014

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

Advertising
Advertising costs will be expensed as incurred. As of June 30, 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $20,450, an accumulated deficit of $31,332 and net loss from operations since inception of $31,332. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of June 30, 2014, the Company had 5,147,039 shares of common share at $0.04 issued and outstanding.

On October 4, 2013 the company issued 147,039 common shares at $0.04 each for cash of $5,882.

On February 26, 2014, the President redeemed 1,304,940 founder's shares.

As of June 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $18,307 as a loan from a related party. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2014 are as follows:

	June 30, 2014	June 30, 2013

Net operating loss carried forward	31,332	13,932
Effective tax rate	35%	35%
Deferred tax assets	10,966	4,876
Less: Valuation Allowance	(10,966)	(4,876)
Net deferred tax asset	$0	$0

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

Results of Operations

For the period from inception (June 21, 2012) to June 30, 2014 we had no revenue. Expenses for the three month period ended June 30, 2014 totaled $4,136 resulting in a Net loss of $4,136 as compared to a net loss of $3052 for the three months ended June 30, 2013. The increase in Net Loss for the three month period ended June 30, 2014 is a result of Professional fees in the amount of $3,451 and Office and general expense of $685 as compared to Professional fees in the amount of $1,998 and Office and general expense of $1054 for the three month period ended June 30, 2013.

Expenses for the nine month period ended June 30, 2014 totaled $17,400 resulting in a Net loss of $17,400 as compared to a net loss of $9,021 for the nine months ended June 30, 2013. The increase in Net Loss for the nine month period ended June 30, 2014 is a result of Professional fees in the amount of $13,672 and Office and general expense of $3,728 as compared to Professional fees in the amount of $7,198 and Office and general expense of $1,824 for the nine month period ended June 30, 2013.

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

As of June 30, 2014, we had $802 in cash as compared to $7,215 in cash at September 30, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2014, the Company’s sole officer and director, Mr. Robertson has loaned the Company $18,307 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As of June 30, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2014 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* Included in Exhibit 31.1
** Included in Exhibit 32.1
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Epicure Charcoal, Inc. (Registrant)

Date: August 13, 2014	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer