Form 10-K
period 2014-09-30
EPICURE CHARCOAL, INC.
filed 2015-01-09
CIK 1564273

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2014 the aggregate value of voting and No-voting equity held by non-affiliates was $0.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 9, 2015 the Company has 367,039 shares of common stock issued and outstanding.

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

In their audit report dated January 09, 2015, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

EPICURE CHARCOAL, INC. has not generated any revenues. We have not implemented our business model as of yet. Our auditors have expressed an opinion expressing their exists substantial doubt as to our ability to continue as an ongoing business.

We intend to provide our own brand of Charcoal to potential customers whose interests are in BBQ products and restaurant food grilling.

It is the Company’s intention to develop 1 product for recreational use BBQ, Catering and restaurant uses in different bag sizes (8lb, 16lb and 35lb)

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is available for quotation on the OTCBB. There are no current or historical price quotes available.

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

Liquidity and Capital Resources

Our auditor’s report on our September 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2014 Audited Financial Statements - Auditors Report.”

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

As of September 30, 2014, the Company had cash of $2,342 and liabilities of $23,937 as compared to cash of $7,215 and liabilities of $16,147 as of September 30, 2013.

Limited Operating History

The Company was incorporated in the state of Nevada as a for-profit company on June 21, 2012. We are a development-stage company. There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from activities. We cannot guarantee that we will be successful in our planned business activities. Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

Results of Operations

We did not earn any revenues during the fiscal year ending September 30, 2014. During the fiscal year ending September 30, 2014 we incurred operating expenses of $18,555 comprised of Office and administrative expenses of $3,728 and Professional fees in the amount of $14,827 resulting in a Net Loss of $18,555 as compared to operating expenses of $12,011 comprised of Office and administrative expenses of $3,116 and Professional fees of $8,895 resulting in a Net Loss of $12,011 for the fiscal year ending September 30, 2013.

Since inception the Company has incurred operating expenses of $32,487 resulting in a Net Loss of $32,487.

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

Item 8. Financial Statements and Supplementary Data.

EPICURE CHARCOAL, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS

September 30, 2014

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Epicure Charcoal, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Epicure Charcoal, Inc. (A Development Stage “Company”) as of September 30, 2014 and the related financial statements of operations, changes in shareholder’s equity (deficit) and cash flows for the year ended September 30, 2014, and for the period July 21, 2012 (inception) to September 30, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epicure Charcoal, Inc. as of September 30, 2014, and the results of its operation and its cash flows for the year ended September 30, 2014, and for the period from July 21, 2012 (inception) to September 30, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

January 09, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

EPICURE CHARCOAL, INC.

(A Development Stage Company)
BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS

CURRENT ASSETS
Cash	$2,342	$7,215
TOTAL ASSETS	$2,342	$7,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,841	$900
Loans from Related Party	22,116	15,247
TOTAL CURRENT LIABILITIES	$23,957	$16,147

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
367,039 shares of common stock (5,000,000 September 30, 2013)	$367	$5,000
Additional Paid in Capital	10,505	-
Deficit accumulated during the development stage	(32,487)	(13,932)
TOTAL STOCKHOLDERS' DEFICIT	$(21,615)	$(8,932)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,342	$7,215

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Inception date
	Year	Year	(June 21, 2012)
	ended	ended	to
	September 30, 2014	September 30, 2013	September 30, 2014
EXPENSES

Office and general	$3,728	$3,116	$8,015
Professional Fees	14,827	8,895	24,472
Total Expenses	$18,555	$12,011	$32,487

Operating Loss	(18,555)	(12,011)	(32,487)

NET LOSS	$(18,555)	$(12,011)	$(32,487)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,056,006	5,000,000	-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 21, 2012) to September 30, 2014

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Founder's Shares issued for cash at $0.001
per share on September 30, 2012	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net Loss, September 30, 2012					(1,921)	(1,921)

Balance, September 30, 2012	5,000,000	$5,000	$-	$(5,000)	$(1,921)	$(1,921)

Subscription Received, April 22, 2013				5,000	-	5,000

Net Loss, September 30, 2013					(12,011)	(12,011)

Balance, September 30, 2013	5,000,000	$5,000	$-	$-	$(13,932)	$(8,932)

Common shares issued for cash at $0.04
per share on October 1, 2013	147,039	147	5,735	-	-	5,882

Common Shares retired on February 6, 2014
for cash of $10	(4,780,000)	(4,780)	4,770	-	-	(10)

Net Loss, September 30, 2014					(18,555)	(18,555)

Balance, September 30, 2014	367,039	$367	$10,505	$-	$(32,487)	$(21,615)

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 21, 2012
	Year ended	Year ended	(date of inception) to
	September 30, 2014	September 30, 2013	September 30, 2014

OPERATING ACTIVITIES
Net loss	$(18,555)	$(12,011)	$(32,487)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	941	150	1,841
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17,614)	$(11,861)	$(30,646)
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,882	-	10,882
Subscription Receivable	-	5,000	-
Payment to retired common stock	(10)		(10)
Proceeds from related party loan	12,053	9,062	27,300
Payment to related party loan	(5,184)	-	(5,184)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$12,741	$14,062	$32,988

NET INCREASE (DECREASE) IN CASH	$(4,873)	$2,201	$2,342

CASH, BEGINNING OF PERIOD	$7,215	$5,014	$-

CASH, END OF PERIOD	$2,342	$7,215	$2,342

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

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

Advertising

Advertising costs will be expensed as incurred. As of September 30, 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $21,595, an accumulated deficit of $32,487 and net loss from operations since inception of $32,487. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred or common shares have been authorized or issued.

As of September 30, 2014, the Company had 367,039 shares of common shares issued and outstanding.

On September 30, 2012, the Company issued 5,000,000 common shares for cash $5,000.

On October 1, 2013 the company issued 147,039 common shares at $0.04 each for cash of $5,882.

On February 6, 2014, 4,780,000 founder's shares were retired for cash of $10.

As of September 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $22,116 as a loan from a related party. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2014 are as follows:

	September 30, 2014	September 30, 2013

Net operating loss carried forward	32,487	13,932
Effective tax rate	35%	35%
Deferred tax assets	11,370	4,876
Less: Valuation Allowance	(11,370)	(4,876)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

On February 25, 2014 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of 273:1 (the "Forward Stock Split"). The Forward Stock Split shall be effective twenty (20) days after this Information Statement is mailed to stockholders of Epicure. This event is still dependent on approval by FINRA.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have not been any disagreements with our accountants on accounting, financial disclosure or any other matter. On November 5, 2014, Kenne Ruan, CPA, P.C (“Kenne Ruan”), notified Epicure Charcoal, Inc., a Nevada corporation (the “Company”), that Kenne Ruan had resigned as the independent registered public accounting firm of the Company effective November 5, 2014.

The reports of Kenne Ruan regarding the Company’s balance sheet as of September 30, 2013 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from June 21, 2012 (inception) through September 30, 2013, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of Kenne Ruan, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern. Kenne Ruan’s report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles and also describe the nature of each such adverse opinion, disclaimer of opinion, modification, or qualification.

From the period as of, and from, June 21, 2012 (inception) through September 30, 2013, and during the subsequent interim period through the date of resignation, the Company had no disagreement with Kenne Ruan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Kenne Ruan, would have caused them to make reference thereto in their report on the Company’s financial statements for such period from June 21, 2012 (inception) through September 30, 2013. There were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company’s new independent registered public accounting firm is PLS CPAs.

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

As of September 30, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2014 and communicated the matters to our management.

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

Item 9B. Other Information.

The Company appointed Vian Ulrich Crafford as Secretary of the Corporation on August 08, 2013

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through September 30, 2014.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Robertson	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Vian Ulrich Crafford	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

We did not pay any salaries in 2014. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Out standing Equity awards at fiscal year end table.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDOPTION AWARDS STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alex Robertson	0	0	0	0	0	0	0	0	0
Vian Ulrich Crafford	0	0	0	0	0	0	0	0	0

There were no grants of stock options since inception though the year end September 30, 2014

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (June 21, 2012) through September 30, 2014.

DIRECTORS COMPENSATION

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our President and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

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

________________

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Robertson is the only “promoter” of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Our President and director will continue to own the majority of our common stock after the offering, regardless of the number of shares sold. Since he will continue to control the Company after the offering, investors will be unable to change the course of the operations. Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power. None of our common stock is subject to outstanding options, warrants, or securities convertible into common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 30, 2012, we issued a total of 5,000,000 shares of common stock to Mr. Alex Robertson, our sole officer and director, for total cash consideration of $5,000. The Company considered these securities as “Founders” shares. Mr. Alex Robertson purchased his shares at par value being $0.001 per share. This offer and sale was made pursuant to the exemption from registration afforded by Section 4(2)-Exempted Transactions of the Securities Act of 1933 transactions by an issuer not involving any public offering. On February 6, 2014, 4,780,000 founder's shares were retired for cash of $10

Our sole officer and director provides office space at no charge to the Company. As of September 30, 2014, Mr. Alex Robertson has paid expenses on behalf of the Company in the amount of $22,116. The amount due to Mr. Robertson is unsecured, non-interest bearing, payable on demand with no written terms of repayment.

Director Independence

The Company’s board of directors is currently composed of one member Mr. Alex Robertson, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 14. Principal Accountant Fees and Services

For the fiscal year ended September 30, 2014 we incurred $7,500 in fees to our principal independent accountants for professional services. Audit fees that where incurred in connection with the audit of financial statements for the fiscal year ended September 30, 2013, were $2,800 and September 30, 2014 were $3,800. For review of our financial statements for the quarters ended December 31, 2013, March 31, 2014, and June 30, 2014, we incurred $3,700 in fees to our principal independent accountants for professional services.

During the fiscal year ended September 30, 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.
3(i)	Articles of incorporation Epicure Charcoal, Inc. [1]
3(ii)	By-Laws Epicure Charcoal, Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Epicure Charcoal, Inc.

Dated: January 9, 2015	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

