Form 10-Q
period 2014-12-31
EPICURE CHARCOAL, INC.
filed 2015-03-30
CIK 1564273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 14, 2015 EPICURE CHARCOAL, INC. had 100,201,647 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPICURE CHARCOAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2014

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

EPICURE CHARCOAL, INC.

BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$23	$2,342
TOTAL ASSETS	$23	$2,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,191	$1,841
Loans from Related Party	22,116	22,116
TOTAL CURRENT LIABILITIES	$31,307	$23,957

STOCKHOLDERS' DEFICIT
Capital stock Authorized 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 100,201,647 shares of common stock	$100,202	$100,202
Additional Paid in Capital	(89,330)	(89,330)
Deficit accumulated during the development stage	(42,156)	(32,487)
TOTAL STOCKHOLDERS' DEFICIT	$(31,284)	$(21,615)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23	$2,342

The accompanying notes are an integral part of these financial statements

4

EPICURE CHARCOAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months	Three months
	ended	ended
	December 31, 2014	December 31, 2013
EXPENSES

Office and general	$2,034	$2,204
Professional Fees	7,635	8,421
Total Expenses	$9,669	$10,625

Operating Loss	(9,669)	(10,625)

NET LOSS	$(9,669)	$(10,625)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,201,647	1,403,835,342

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	December 31, 2014	December 31, 2013

OPERATING ACTIVITIES
Net loss	$(9,669)	$(10,625)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	7,351	1,782

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,318)	$(8,843)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,882
Subscription Receivable	-	(227)
Note Payable
Proceeds from related party loan	-
Payment to related party loan	-	(3,194)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$2,461

NET INCREASE (DECREASE) IN CASH	$(2,318)	$(6,382)

CASH, BEGINNING OF PERIOD	$2,341	$7,215

CASH, END OF PERIOD	$23	$833

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

EPICURE CHARCOAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on June 21, 2012 and established a fiscal year end of September 30. We are a Company which intends to sell charcoal made from hard wood for BBQs and restaurants.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs will be expensed as incurred. As of December 31, 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $31,284, an accumulated deficit of $42,156 and net loss from operations since inception of $42,156. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

On February 25, 2014 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of 273:1 (the "Forward Stock Split"). The Forward Stock Split became effective on January 31, 2015.

As of December 31, 2014, the Company had 100,201,647 shares of common shares issued and outstanding.

On October 1, 2013 the company issued 40,141,647 common shares for cash of $5,882.

On February 26, 2014, 1,304,940,000 founder's shares were retired for cash of $10

As of December 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2014 are as follows:

	December 31, 2014	December 31, 2013

Net operating loss carried forward	42,156	24,101
Effective tax rate	35%	35%
Deferred tax assets	14,755	8,435
Less: Valuation Allowance	(14,755)	(8,435)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

On January 29, 2015 4 shares belonging to the President were redeemed at $2.50 per share for cash of $10

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

Results of Operations

For the period from inception (June 21, 2012) to December 31, 2014 we had no revenue. Expenses for the three month period ended December 31, 2014 totaled $9,669 resulting in a Net loss of $9,669 as compared to expenses totaling $10,625 and a net loss of $10,625 for the three months ended December 31, 2013. The reduction in Net Loss for the three month period ended December 31, 2014 is a result of Office and general expense of $2,034 and Professional fees in the amount of $7,635 and as compared to Office and general expense of $2,204 and Professional fees in the amount of $8,421 for the three month period ended December 31, 2013.

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

As of December 31, 2014, we had $23 in cash as compared to $2,342 in cash at December 31, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2014, the Company’s sole officer and director, Mr. Robertson has loaned the Company $22,116 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Epicure Charcoal, Inc. (Registrant)

Date: March 30, 2015	By:	/s/ Alex Robertson
Alex Robertson
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

