Form 10-Q
period 2015-03-31
EPICURE CHARCOAL, INC.
filed 2015-05-14
CIK 1564273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2015 EPICURE CHARCOAL, INC. had 100,201,547 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

EPICURE CHARCOAL, INC.

FINANCIAL STATEMENTS

March 31, 2015

BALANCE SHEETS	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF CASH FLOWS	F-3

NOTES TO FINANCIAL STATEMENTS	F-4

3

EPICURE CHARCOAL, INC.

BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$23	$2,342
TOTAL ASSETS	$23	$2,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,690	$1,841
Loans from Related Party	22,116	22,116
TOTAL CURRENT LIABILITIES	$35,806	$23,957

STOCKHOLDERS' DEFICIT
Capital stock
Authorized 200,000,000 shares of common stock, $0.001 par value
Issued and outstanding 100,201,647 shares of common stock	$100,202	$100,202
Additional Paid in Capital	(89,330)	(89,330)
Deficit accumulated during the development stage	(46,655)	(32,487)
TOTAL STOCKHOLDERS' DEFICIT	$(35,783)	$(21,615)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23	$2,342

The accompanying notes are an integral part of these financial statements

F-1

EPICURE CHARCOAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
EXPENSES

Office and general	$1,499	$839	$3,533	$3,043
Professional Fees	3,000	1,800	10,635	10,221
Total Expenses	$4,499	$2,639	$14,168	$13,264

Operating Loss	(4,499)	(2,639)	(14,168)	(13,264)

NET LOSS	$(4,499)	$(2,639)	$(14,168)	$(13,264)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,201,647	622,177,647	100,201,647	1,017,961,647

The accompanying notes are an integral part of these financial statements

F-2

EPICURE CHARCOAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(14,168)	$(13,264)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	11,850	1,800
Loan Payable - Related Party	-	2,569

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,318)	$(8,895)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,872
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$5,872

NET INCREASE (DECREASE) IN CASH	$(2,318)	$(3,023)

CASH, BEGINNING OF PERIOD	$2,342	$7,215

CASH, END OF PERIOD	$23	$4,193

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

F-3

EPICURE CHARCOAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(14,168)	$(13,264)
Adjustment to reconcile net loss to net cash
Increase (decrease) in payables	11,850	1,800
Loan Payable - Related Party	-	2,569

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,318)	$(8,895)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,872
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$5,872

NET INCREASE (DECREASE) IN CASH	$(2,318)	$(3,023)

CASH, BEGINNING OF PERIOD	$2,341	$7,215

CASH, END OF PERIOD	$23	$4,193

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

F-4

EPICURE CHARCOAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

March 31, 2015

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

Advertising

Advertising costs will be expensed as incurred. As of March 31, 2015, no advertising costs have been incurred.

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

F-5

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $35,783, an accumulated deficit of $46,655 and net loss from operations since inception of $46,655. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of March 31, 2015, the Company had 100,201,647 shares of common shares issued and outstanding.

On February 26, 2014, 1,304,940,000 founder's shares were retired for cash of $10.

As of March 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

F-6

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2015 are as follows:

	March 31, 2015	March 31, 2014

Net operating loss carried forward	46,655	32,487
Effective tax rate	35%	35%
Deferred tax assets	16,329	11,370
Less: Valuation Allowance	(16,329)	(11,370)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

F-7

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

Results of Operations

For the period from inception (June 21, 2012) to March 31, 2015 we had no revenue. Expenses for the three month period ended March 31, 2015 totaled $4,499 resulting in a net loss of $4,499 as compared to a net loss of $2,639 for the three months ended March 31, 2014. The increase in net loss for the three month period ended March 31, 2015, is a result of professional fees in the amount of $3,000 and office and general expense of $1,499 as compared to professional fees in the amount of $1,800 and office and general expense of $839 for the three month period ended March 31, 2014.

Expenses for the three month period ended March 31, 2015, totaled $14,168 resulting in a net loss of $14,168 as compared to a net loss of $3,043 for the six months ended March 31, 2014. The increase in net loss for the six month period ended March 31, 2015, is a result of professional fees in the amount of $10,635 and office and general expense of $3,533 as compared to professional fees in the amount of $10,221 and office and general expense of $3,043 for the six month period ended March 31, 2014.

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

As of March 31, 2015, we had $23 in cash as compared to $2,342 in cash at September 30, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2015, the Company’s sole officer and director, Mr. Robertson, has loaned the Company $22,116 and he has indicated that he may be willing to provide a maximum of $25,000, as required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

4

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Epicure Charcoal, Inc. (Registrant)

Date: May 7, 2015	By:	/s/ Alex Robertson
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8