Form 10-Q
period 2015-06-30
IMMAGE BIOTHERAPEUTICS CORP.
filed 2015-08-17
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-185368
Commission File Number

IMMAGE BIOTHERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10411 Motor City Dr. Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

(480) 830-2700
(Registrant’s telephone number, including area code)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                       Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)                               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes      [X ] No

As of August 14, 2015, the Issuer had 100,201,045 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$74,963	$2,342
Total Current Assets	74,963	2,342

TOTAL ASSETS	$74,963	$2,342

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,984	$1,841
Loans from related party	26,725	22,116
Short term loan	22,116	-
Total Current Liabilities	57,825	23,957

Stockholders' Deficit
Common stock: 200,000,000 authorized; $0.001 par value 100,801,045 and 100,201,045 shares issued and outstanding, respectively	100,801	100,202
Common stock subscribed	3,000	-
Additional paid-in capital	357,514	(89,330)
Subscriptions receivable	(375,000)	-
Accumulated deficit	(69,177)	(32,487)
Total Stockholders' Deficit	17,138	(21,615)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$74,963	$2,342

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating Expenses
General and administrative	$4,303	$685	$7,835	$3,728
Professional fees	18,220	3,451	28,855	13,672
Total operating expenses	22,523	4,136	36,690	17,400

Loss before income tax	$(22,523)	$(4,136)	$(36,690)	$(17,400)

Income tax provision	-	-	-	-

Net loss	$(22,523)	$(4,136)	$(36,690)	$(17,400)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	100,260,385	1,405,141,647	100,220,845	1,404,700,479

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,690)	$(17,400)
Adjustment to reconcile net loss to net cash
Accounts payable and accrued liabilities	7,143	2,045
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(29,547)	(15,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	27,168	3,060
Proceeds from sale of common stock	75,000	5,882
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,168	8,942

Net increase (decrease) in cash and cash equivalents	72,621	(6,413)
Cash and cash equivalents, beginning of period	2,342	7,215
Cash and cash equivalents, end of period	$74,963	$802

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Loans forgiven by related party	$443	$-
Subscription receivable	$375,000	$-

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Immage Biotherapeutics (the "Company") was incorporated in the State of Nevada on June 21, 2012 and established a fiscal year end of September 30. Immage Biotherapeutics is a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources.

On May 8, 2015, a change in control of the Company occurred by virtue of the Company's largest shareholder, William Alex Robertson selling 60,058,909 shares of the Company's common stock to Coventry International Limited, a Hong Kong corporation. Such shares represent 59.9% of the Company's total issued and outstanding shares of common stock.

On May 21, 2015, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Immage Biotherapeutics Corp. The Company was the surviving entity and then changed its name to "Immage Biotherapeutics Corp." and ticker symbol to "IMMG".

Following the merger and the quarter ended June 30, 2015, Immage Biotherapeutics commenced with its business plan to develop as a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources. Following June 30, 2015, even though much of the in vitro will be done with contract research organization, Immage Biotherapeutics will conduct many of the in vitro studies using certain purchased equipment, including but not limited to the expenditure of just less than $40,000 equipment as described in the Form 8-K filed on July 28, 2015. Following the commencement of the implementation of the business plan and the purchase of equipment, Immage Biotherapeutics ceased being a shell company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The financial statements are stated in United States dollars.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statement.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital of $17,138, an accumulated deficit of $69,177. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this in order to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 4 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On June 8, 2015, the Company entered into a subscription agreement with its major shareholders. Pursuant to the agreement, this shareholder will purchase 3,600,000 common shares for $0.125 per share. On June 22, 2015, $75,000 was received by the Company and 600,000 common shares were issued to this shareholder. The remaining 3,000,000 common shares were recorded as common stock subscribed.

As of June 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

Prior to September 30, 2015, the Company received $22,116 as a loan from its previous shareholder. The loan is payable on demand, unsecured, and non-interest bearing. On June 30, 2015, it was reclassified as short term loan since the previous shareholder was no longer related party.

During the period ended June 30, 2015, the Company had received $26,725 as a loan from current shareholder. The loan is payable on demand, unsecured, and non-interest bearing.

During the period ended June 30, 2015, the Company had received $443 as a loan from one of the Company's current officers. The loan was forgiven by the officer during the quarter.

NOTE 6 – SUBSEQUENT EVENTS

On July 15, 2015, the Company entered into an employment agreement with the Elton F. Norman for his services as Chief Financial Officer ("CFO"). Under the agreement, the Company will pay annual salary of $7,200 per year. Such compensation will not start until the Company obtains full seed funding of its June 8, 2015 subscription (Note 4).  If the contract is terminated at the Company's discretion without cause, the CFO is entitled to receive one month's salary for the first year and two months' salary for the second year up to a maximum six months over the duration of five years.

On July 15, 2015, the Company entered into an employment agreement with the Mahesh Narayanan for his services as Chief Operating Officer ("COO"). Under the agreement, the Company will pay annual salary of $25,000 per year. Such compensation will not start until the Company obtains full seed funding of its June 8, 2015 subscription (Note 4). If the contract is terminated at the Company's discretion without cause, the COO is entitled to receive one month's salary for the first year and two months' salary for the second year up to a maximum six months over the duration of five years.

On July 15, 2015, the Company entered into an employment agreement with the Anton Dormer for his services as Chairman of the Board and Chief Scientific Officer ("CSO"). Under the agreement, the Company will pay annual salary of $12,000 per year. Such compensation will not start until the Company obtains full seed funding of its June 8, 2015 subscription (Note 4). If the contract is terminated at the Company's discretion without cause, the CSO is entitled to receive one month's salary for the first year and two months' salary for the second year up to a maximum six months over the duration of five years.

On July 15, 2015, the Company entered into an employment agreement with the Dr. Dan Achinko for his services as Vice President. Under the agreement, the Company will pay annual salary of $25,000 per year. Such compensation will not start until the Company obtains full seed funding of its June 8, 2015 subscription (Note 4). If the contract is terminated at the Company's discretion without cause, the Vice President is entitled to receive one month's salary for the first year and two months' salary for the second year up to a maximum six months over the duration of five years.

Following the merger and the quarter ended June 30, 2015, Immage Biotherapeutics commenced with its business plan to develop as a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources. Following June 30, 2015, even though much of the in vitro will be done with contract research organization, Immage Biotherapeutics will conduct many of the in vitro studies using certain purchased equipment, including but not limited to the expenditure of just less than $40,000 equipment as described in the Form 8-K filed on July 28, 2015. Immage Biotherapeutics will focus on the use of bioinformatics tools to develop protein immunotherapies for tumor disease. The Company is working in conjunction with a Pepvax Inc. to procure a provisional patent. In the event the provisional patent is accepted, Pepvax Inc. will receive thirty percent (30%) of the Company shares of common stock for the rights to the patent and the Company will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, for late 2016). Immage Biotherapeutics has entered into a memorandum of understanding to have lab space at Howard University for a period of three years. Following the commencement of the implementation of the business plan and the purchase of equipment, Immage Biotherapeutics ceased being a shell company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  The following discussion and analysis should be read in conjunction with our financial statements and related notes appearing in our filings with the Securities and Exchange Commission.

We were incorporated in the state of Nevada as a for-profit company on June 21, 2012.  We initially intended to sell charcoal made from hard wood for BBQs and restaurants but we did not implement our business model and through the period covered by this report have generated no revenues. On May 21, 2015, we filed Articles of Merger with the Nevada Secretary of State whereby the Company entered into a statutory merger with its wholly-owned subsidiary, Immage Biotherapeutics Corp.  Immage Biotherapeutics is a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources.

Results of Operations

For the Three Months Ended June 30, 2015 and 2014:

For the period from inception (June 21, 2012) to June 30, 2015 we had no revenue. Expenses for the three month period ended June 30, 2015 totaled $22,523 resulting in a net loss of $22,523 as compared to a net loss of $4,136 for the three months ended June 30, 2014. The increase in net loss for the three month period ended June 30, 2015, is a result of professional fees in the amount of $18,220 and office and general expense of $4,303 as compared to professional fees in the amount of $3,451 and office and general expense of $685 for the three month period ended June 30, 2014.

For the Nine Months Ended June 30, 2015 and 2014:

Expenses for the nine month period ended June 30, 2015, totaled $36,690 resulting in a net loss of $36,690 as compared to a net loss of $17,400 for the nine months ended June 30, 2014. The increase in net loss for the nine month period ended June 30, 2015, is a result of professional fees in the amount of $28,855 and office and general expense of $7,835 as compared to professional fees in the amount of $13,672 and office and general expense of $3,728 for the nine month period ended June 30, 2014.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. The Company does not have a source of revenue sufficient to cover its operation costs.  With the exception of the sale of 600,000 shares of common stock for $75,000 in June 2015, and loans from a previous shareholder and a current shareholder, our only source for cash at this time is investments by others in our common stock. We must raise cash to implement our strategy and stay in business.  There can be no assurance that the Company will be successful in raising cash in order to continue as a going concern.

As of June 30, 2015, we had $74,963 in cash as compared to $2,342 in cash at September 30, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. Prior to September 30, 2014, the Company received $22,116 as a loan from a prior shareholder, and during the period ended June 30, 2015 the Company received $26,725 as a loan from a current shareholder.  Both loans are payable on demand, unsecured and non-interest bearing.  During the period ended June 30, 2015, the Company also received a loan from one of its current officers in the amount of $443 and the loan was forgiven by the officer during the quarter ended June 30, 2015.

Following the quarter ended June 30, 2015, we commenced with our business plan to develop as a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources. Following June 30, 2015, even though much of the in vitro will be done with contract research organization, we will conduct many of the in vitro studies using certain purchased equipment, including but not limited to the expenditure of just less than $40,000 equipment as described in the Form 8-K filed on July 28, 2015. We will focus on the use of bioinformatics tools to develop protein immunotherapies for tumor disease. Our company is working in conjunction with a Pepvax Inc. to procure a provisional patent. In the event the provisional patent is accepted, Pepvax Inc. will receive thirty percent (30%) of our shares of common stock for the rights to the patent and we will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, for late 2016). We have also entered into a memorandum of understanding to have lab space at Howard University for a period of three years. Following the commencement of the implementation of the business plan and the purchase of equipment, we ceased being a shell company.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Resources and Liquidity, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Reports to Security Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").  We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-Q.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC").  at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.
Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.
Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2015, the Company issued 600,000 common shares for cash of $75,000.

The foregoing issuance of securities was exempt from registration pursuant to Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering and Regulation D promulgated thereunder. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The purchaser represented to the Company that they were purchasing the securities for their own account and not for the account of any other persons. The purchasers were provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended June 30, 2015.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 333-185368 unless otherwise indicated.

3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012.
3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012.
10.1
Asset Purchase Agreement, between Immage Biotherapeutics Corp. and PepVax,, Inc., dated June 4, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.

10.2	Memorandum of Understanding by and between Immage Biotherapeutics Corp. and Howard University, dated July 10, 2015, incoporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 29, 2015.
31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): July 13, 2015. (1)
(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immage Biotherapeutics Corp.
(Registrant)

    Date: August 17, 2015                                                                                                     By: /s/ Mou Zhi Cong
Mou Zhi Cong  President and Chief Executive Officer

    Date: August 17, 2015                                                                                                     By: /s/ Elton Norman
Elton Norman  Chief Financial Officer