Form 10-K
period 2015-08-31
IMMAGE BIOTHERAPEUTICS CORP.
filed 2015-11-04
CIK 1564273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-185368

IMMAGE BIOTHERAPEUTICS CORP.
(Name of small business issuer as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10411 Motor City Dr.,
Bethesda, MD 20817
(Address of principal executive offices)

(480-830-2700)
(Issuer’s telephone number)

(Former name or former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]     No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  [  ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]     No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o Non-accelerated filer o	Accelerated filer o Smaller reporting company x

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $Nil.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share (the "Common Stock"), as of November 3, 2015, was 100,801,045.

Documents Incorporated By Reference:  None

Immage Biotherapeutics Corp.

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………....87-88

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….89-90

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b)  our ability to obtain and retain sufficient capital for future operations, and (dc our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “common shares” refer to the common shares in our capital stock.

PART I
FINANCIAL INFORMATION

Except as otherwise indicated by the context, references in this report to “Immage," "we," "us," or "our," and the "Company" are references to the combined business of Immage Biotherapeutics Corp.

ITEM 1.    BUSINESS

BACKGROUND – COMPANY OVERVIEW

The Company was incorporated in the State of Nevada as a for-profit Company on June 21, 2012 and established a fiscal year end of September 30. On September 8, 2015, the Company amended its bylaws to set the fiscal year end at August 31. The Company initially intended to sell charcoal made from hard wood for BBQs and restaurants. The Company did not implement its business model.

On May 21, 2015, the Company (previously known as Epicure Charcoal Inc.) filed Articles of Merger with the Nevada Secretary of State whereby it entered into a merger with its wholly-owned subsidiary, Immage Biotherapeutics Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “Immage Biotherapeutics Corp.” Subsequent to the merger, the Company commenced to implement its business plan beyond nominal operations and began to acquire assets related to the business plan.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Our Business

Immage Biotherapeutics is a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources.
Immage Biotherapeutics is an early-stage biotechnology company developing novel immunotherapy biologics to treat various cancers. Immage Biotherapeutics’ co-founder, Dr. Anton Dormer, is a leading expert in peptide design and protein development through computational biology, having developed bioinformatics tools for cancer drug development. Co-founder Mr. Mahesh Narayanan is an experienced entrepreneur in the field of biotechnology, leading the business development strategies for Immage Biotherapeutics.
Immunotherapy, which encompasses vaccines, oncolytic viruses, adjuvants, and adoptive t-cell technologies, management believes, could change the entire landscape of oncology. Immage Biotherapeutics will be addressing three challenges that currently exist with immunotherapy:
•	make the existing therapies more effective;
•	decrease the time it takes to make cancer therapeutics; and
•	reduce the cost of immunotherapy.
Immage Biotherapeutics is designed to enhance this market with its small core of key employees, strong outsourced partners, and a large library of marketable products.

Management believes that Immage Biotherapeutics has a method that allows for the rapid development of key cancer immunotherapy candidates that could be licensed to the biotechnology and pharmaceutical industry, giving them opportunity to develop in vitro proven treatments, establishing credibility of our rapid development model.

The Company is proceeding to complete development of its lead pre-IND programs and enter Phase I clinical trials with its first therapeutic candidate.

The Company
Immage Biotherapeutics was formed to develop, market, and license its patented immunotherapy candidate for MAGE A (see below). Since the Company will have a small corporate footprint, management anticipates, but cannot guarantee, profitability is expected within three to four years of full operation. The cancer immunotherapy is proving to be a significant platform from which to launch additional product lines targeting cancers.
Through anticipated various agreements with biotechnology and pharmaceutical industry, Immage Biotherapeutics, will, we contend, be able to accelerate its entry into the immunotherapy development market. Company operations are beginning to stabilize due to increasing revenues and maintenance of operating expenses. The Company will make a point of aggressively protecting its intellectual property, which is the foundation of the Company. With the use of proven bioinformatics tools, and the candidates constructed, Immage Biotherapeutics will be able to enter the immunotherapy market via licensed agreements and research drug development contracts.
MAGE A (Melanoma Cancer/Testis Antigen)
MAGE-A (melanoma-associated antigen-A) gene was originally thought to be silent proteins in normal adult tissue, but is actually expressed in various tumors. The presence of these antigens on tumor cells has been associated with worse prognosis, such as shorter survival rate in cancer patients.

We have determined that (MAGE)-A-derived peptides and small proteins elicit a strong in vitro T-cell response against tumor cells. MAGE-A transcripts are more frequently expressed in breast and prostate carcinomas that can be recognized by autologous CTLs on the surface of tumor cells in association with various classical HLA (human leukocyte antigen) molecules. The HLA system is the locus of genes that encode for proteins on the surface of cells that are responsible for regulation of the immune system in humans.

Because the MAGE-A genes are expressed in a variety of malignant tissues and absent in normal tissues other than the placenta and testis, their tumor-associated expression fusion proteins provide potential implications as targets for active immunotherapy. While the actual functions of these proteins are unknown, specific immunotherapies have already been initiated in melanoma patients by other parties.

Intellectual Property

Immage Biotherapeutics has a provisional patent application for its MAGE A candidate which, we believe, will be converted to a full patent once the in vitro and animal studies are complete. The drug is the result of nearly a decade of significant discovery and development work within the industry.

The Company’s researchers continue to work on this target, enabling continuity of innovation and promoting rapid progress going forward. Immage Biotherapeutics believes there is a strong possibility that new discoveries made by our scientific team and collaborators will be subject to patent protection. In addition to patent protection, Immage Biotherapeutics replies upon proprietary know-how, trade secret rules and regulations, and continuing technological advances to enhance and maintain its competitive position.

Therapeutic and Immuno-adjuvant Product Development Programs

Immage Biotherapeutics management plans to focus of the development of immunotherapy for breast and prostate cancer.  Immage Biotherapeutics will rely on publicly-raised financing, product sales, interest income, and corporate partnerships to fund its operations and capital expenditures.

The Company’s business focus will be the following areas:

•	Developing a fusion/hybrid antigen cancer vaccine that would not only be HLA free, but also be effective to all the isomers associated with MAGE A, from 1 to 11.
•	The identification and development of immunotherapy candidates from our Intellectual Property library for the preparation for human clinical trials using a novel viral vector construct.
Marketing and Sales Plan

Immage Biotherapeutics management will create licensing and contract research agreements with established pharmaceutical and biotechnology companies, which are looking for novel cancer therapeutics. Immage Biotherapeutics, we contend, will be able to accelerate its entry into the cancer market. Our breast cancer therapeutic will be a first-to-market drug for immunotherapy.

Management and Organization

We contend that Immage Biotherapeutics ’s management team brings with it the ability to design in vitro trials in coordination with our outsourced partners, monitor the trials, raise necessary funding, and develop new technologies through cutting-edge research and development. In addition, the members of the management team have experience in setting up the necessary infrastructure for early-stage companies that will ultimately make them successful. In the case of Immage Biotherapeutics, we believe both the advisory board and board of directors are exceptional individuals in their respective fields.

Current Undertakings

Immage Biotherapeutics is currently proceeding to:

•	Develop, characterize, and scale production of a IMT-001 (Immagene ®), a hybrid/fusion protein vaccine for MAGE A;
•	Complete pre-IND work for IMT-001;
•	Ramp business development efforts aimed at securing strategic partnerships, alliances, and licensees.

Immage Biotherapeutics’ Company History

Immage Biotherapeutics was formed in 2015 to develop, market, and license its patented peptide immunotherapies technology. Peptides are naturally occurring biological molecules The overall goals for the Company are to approach profitability, and use the peptide immunotherapies technology as a significant platform from which to launch additional product lines.

Therefore, the Company intends to enter agreements with drug development partners that are  interested in cutting edge immunotherapies products. Company operations will be designed to increase revenues and maintenance of operating expenses. The Company's management intends to aggressively protect its intellectual property, not only the peptide immunotherapies formulations, but also its trade names. With the peptide immunotherapies formulation, Immage Biotherapeutics will be able to enter the immunotherapies markets and focus on early licensing of our products.

Marketing Plan: Industry Profile: Current Size and Growth Potential

Immage Biotherapeutics will focus on the use of bioinformatics tools to develop protein immunotherapies for tumor disease. The Company is working in conjunction with a Pepvax Inc. to procure a provisional patent.  The provisional patent was filed in  August 2015.  On June 4, 2015, the Company and PepVax, Inc., executed that certain Asset Purchase Agreement (the “Agreement”), in which the Company purchased 51% of the Patent Rights to the MAG-A technology (the “Technology”) from PepVax, Inc. Pursuant to the Agreement and upon PepVax filing for a provisional patent application for the Technology, PepVax, Inc. shall close and sell the Patent Rights (as defined in the Agreement) and shall receive shares of the Company Common Stock equal to Thirty Percent (30%) of the Corporation’s issued and outstanding shares (the “Consideration”). The transaction has now closed as PepVax, Inc. has applied for the provisional patent, fulfilling the transaction conditions to closing. Accordingly, PepVax has been issued thirty percent (30%) of the Company shares of common stock for the rights to the Patent (specifically 42,943,521 shares of common stock) and the Company will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, for late 2016). The Agreement was disclosed as Exhibit 10.1 in the Current Report on Form 8-K filed by the Company on July 29, 2015. The Company has issued PepVax, Inc. 42,943,521 shares of common stock pursuant to the terms and conditions of the Agreement.

According to Vertical Edge Limited (http://www.companiesandmarkets.com/News/Healthcare-and-Medical/US-cancer-vaccine-market-to-increase-at-a-CAGR-of-5-3/NI5300) (which information is expressly not incorporated into the report), the growth of the United States immunotherapies market for cancer will increase at a compounding rate annually of 5.3% during the next six years. This means that the market (according to Vertical Edge Limited ) will grow from a value of $12.8 billion to about $17.4 billion by the year 2018. Therefore, the cancer immunotherapies market in the United States is one that is growing and provides, we believe, great opportunities for innovative companies such as Immage Biotherapeutics. In addition, it must be noted that Americans (according to Vertical Edge Limited ) spends about $230 billion each year dealing with the treatment, aftercare, and the residual effect of cancer. Sadly, approximately, 1.5 million United States citizens (according to Vertical Edge Limited ) are diagnosed with cancer each year. Therefore, we contend that there is an urgent need for cancer immunotherapies due to the increasing incidences of the pathology and the need to prevent, control, and treat the disease not only in America, but across the world, since the United States consists of a 49% share of the cancer immunotherapies market globally(according to Vertical Edge Limited ). This lends itself to both domestic and international opportunities. Approximately 15% of the United States cancer market is considered therapeutic, but this segment of the cancer immunotherapies market is expected (according to Vertical Edge Limited ) to drastically increase after 2016 due to the increase focus on developing immunotherapies to many difference types of tumors.

There are two major segments to the immunotherapies industry: adult immunotherapies and pediatric immunotherapies. Though the pediatric immunotherapies market is larger, adult immunotherapies market is growing faster. The Kalorama Information report entitled The World Market for Cancer Therapeutics and Biotherapeutics (Chemotherapy Agents, Interleukins/interferons, Monoclonal Antibodies, Hormone and Other Therapies), 4th Edition (which information is expressly not incorporated into the report), estimated the adult immunotherapies market, which consisted mostly of immunotherapies to infectious disease, to be about $12.5 billion. This was an increase from $10.1 billion and due mostly to the sale related to infectious diseases. The sales of adult immunotherapies are estimated to increase at an annual compounded rate of 10.3% over the time period of 2010 to 2015.

Industry Trends

As mentioned, the United States spends billions of dollars to treat cancer each year.  This trend will increase as the American and worldwide population of older individuals rises. Cancer is disease of aging that disproportionately affects older adults and often results in considerable public health consequences (Schmidlin, 2012).    As the United States population continues to live longer, the incidence of cancer is also expected to rise, creating increasing demand for therapeutic immunotherapies. One of the fastest growing segments of the drug development market is for novel therapies such as in silico designed drugs. Our compounds will need to demonstrate that these therapies have the possibility to not only treat cancers but also counter the high costs of clinical trials by the cost savings of in silico drug development and Clinical Research Operations (CROs). The protein immunotherapy candidate patented by Immage Biotherapeutics will allow for licenses of our product to obtain such results. The Company is working in conjunction with a Pepvax Inc. to procure a provisional patent (expected, but not assured) to be filed in late summer or early fall 2015. In the event the provisional patent is accepted, PepVax Inc. will receive thirty percent (30%) of the Company shares of common stock for the rights to the patent and the Company will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, for late 2016).

Other Characteristics

Immage Biotherapeutics’ products are planned to be licensed and sold worldwide. The Company's products are licensed directly and primarily to domestic and foreign biotechnology and pharmaceutical firms and academics. Academics researchers can obtain either an exclusion or non-exclusive license.  An exclusive license in one is which the investigator will take on the responsibility of advancing the product as if it was their invention by adding value to the product via in vitro, in vivo or human trails. A non-exclusive license in one in which an academic investigation has only a basic science interest in the product to study a non-commercial aspect of the production functionality.

Licensing and Sales Channels

Immage Biotherapeutics will enter into exclusive licensing agreements with other drug development companies whether in the United States or abroad. Immage Biotherapeutics also plans to enter into exclusive and non-exclusive licensing agreements with academic researches. Immage Biotherapeutics plans to be able to offer hundreds of products via its online web platform where we will sell directly to our customers. No assurances can be provided as to the timing or profitability of such arrangements.

Competitive Analysis
Direct Competition

Competition in the immunotherapies development markets, management has observed, is getting expanding rapidly. Immage Biotherapeutics’ competitors include well-established pharmaceuticals as well as emerging biotechnology companies. Many of these competitors have substantial financial resources, large research and development staffs, extensive experience and capabilities in researching, developing and testing of products in clinical trials, and in obtaining FDA and other regulatory approvals. Their manufacturing facilities, marketing resources, and distribution networks also contribute to their ability to compete in the immunotherapies development markets.

Indirect Competition

We believe indirect competition is negligible in the immunotherapies. There are very few alternative to prophylactic and therapeutic immunotherapies for tumors or infectious disease diseases which allow for a treatment or prevention of a disease with one or two doses of medicine.

Future Competition

Future competition will come in the form of new technology. Breakthrough compounds that would, we believe, make peptide immunotherapies obsolete are not likely in the next 25 years based on current research trends and results. Immage Biotherapeutics management will continue to monitor all relevant research and expects to exit prior to major technology advances.

Competitive Analysis

Overall, we contend that our company competes by being a leading provider of a full line of technologically advanced peptide immunotherapies candidates, supported by exceptional core managerial team, expansive licensing programs, education, and clinical support consultation of our licensed products. The primary area that affects competition is making sure that we develop strong relationships with the major biotechnology and pharmaceutical companies in the field of immunotherapies development. A well-placed connection, in this regards, proclaiming the effects of a company’s patented immunotherapies products, we contend, goes a long way in providing a competitive edge.

As mentioned, the market for immunotherapies is growing, we have observed, at a double-digit pace over the next few years. Many consider immunotherapies development as an encouraging growth market as many drugs lose their patent protection.  There are a number of competitors in the immunotherapies development industry. Many of these companies are quite large. They include companies, such as,  GlaxoSmithKline, Merck & Co., Novartis, Pfizer, and Sanofi Pasteur. They control as much as 80% of the immunotherapies market in the world (http://www.pharmpro.com/articles/201201/business-The-Expanding-Immunotherapies-Market/) (which information is expressly not incorporated into the report).  Even so, we believe that being a division of a much larger company is both a potential strength and potential weakness. It offers the strength of a large manufacturing, marketing based, and economy of scale, but it also a weakness in developing new immunotherapies candidates at a rapid pace. This is the reason why many larger pharmaceutical purchase smaller biotechnology boutiques that can fill into their drug portfolio.  Often, the larger parent company will dictate the business strategy of the smaller firm. Although the companies named control a significant share of the market, Immage Biotherapeutics feels that the strength of its proprietary peptide immunotherapies composition will not only accelerate its entrance into the significant market share, but allow it to create new product opportunities as well. Our company will position itself to be able to develop products that, we believe, would be of interest to large biotechnology and pharmaceutical firms. Those large drug companies have significant financial resources to put toward new product development and have large departments devoted to making the necessary regulatory submissions to the FDA. Immage Biotherapeutics will work diligently to license our products   to them in order to take advantage of their considerable FDA regulatory experience. Immage Biotherapeutics sets a marketing strategy of licensing to the larger drug companies and plans to remain focused on the development of the market which focuses of the creation of cancer immunotherapies candidates.

There are others small- to medium-sized immunotherapies development companies, such as, Bavarian Nordic, Inc. (Mountain View, CA), Inovio Pharmaceuticals (San Diego, CA) MabVax Therapeutics (San Diego, CA), Novartis, (San Diego, CA), Novarx  (San Diego, CA), PaxVax (San Diego, CA) and Global Immunotherapies (Research Triangle Park, NC). The website http://biopharmguy.com/links/company-by-location-immunotherapies.php (which information is expressly not incorporated into the report),  gives a list a immunotherapies company that include many differing immunotherapies developing companies from  drug giant  Novartis to Inhibikase Therapeutics, Inc, a company with less than 10 employees. However, the total amount of immunotherapies developing companies is a moving target and difficult to pin down. Violionet.org www.violinet.org (which information is expressly not incorporated into the report), has a list of over 120 immunotherapy companies in the United States that they have identified as such. Most countries of the world, especially in the developed nations, have immunotherapeutic companies. Therefore, these non-united States companies lend themselves as potential overseas collaborators and partners. Many of these companies have small Research and development budgets and in many cases are based on scientific papers that support their product claims. Even so, many of these companies, we contend, have a very small Intellectual Property library and look to have a major success on one or two patented products.

Market Analysis

Target Market Profile

The size of the cancer immunotherapies market, as mentioned, is expected to have a compounded growth rate annually of 5.3% (http://www.companiesandmarkets.com/News/Healthcare-and-Medical/US-cancer-vaccine-market-to-increase-at-a-CAGR-of-5-3/NI5300).  In 2010, according to the same report,  the value of the cancer immunotherapies market was US $12.8 billion and by 2018 it is estimated to be worth US$17.4 billion. Therefore, this market represents a great opportunity for entrance. Management contends that the need for unique and proven therapeutics is great since it estimated, based on the above report,  that 1.5 million American is diagnosed with cancer each year.  Over US$230 billion each year is spent managing the repercussion of this dreaded disease.(http://www.companiesandmarkets.com/News/Healthcare-(which information is expressly not incorporated into the report). Therefore, Immage Biotherapeutics has developed a strategy to highlight its potential immunotherapies candidate’s products directly to through its secure website. The average yearly cost to maintain the website, we estimate, is $20,000.

Immage Biotherapeutics’ candidates will be licensed exclusively and non-exclusively to larger biotechnology and pharmaceutical companies and academia. This market has continued to be very competitive and price sensitive as a result of pressures to control health care costs and the FDA and other such foreign agency regulatory structures. In addition, the market is heavily influenced by governmental reimbursement programs. For example, the immunotherapies market can be separated into the segments: adult target immunotherapies and pediatric immunotherapies. Because the domestic and foreign markets are quite large, Immage Biotherapeutics will look for the best licensing agreements with several companies to reach markets worldwide.

Customer Profile

The customer profile for the immunotherapies industry for our products consists mostly of large biotechnology and pharmaceutical company and academia. For example, Merck has consistently looked to boost their pipeline via the funding of biotechnological early-stage research (http://www.technologyreview.com/news/428064/merck-looks-to-startups/) (which information is expressly not incorporated into the report).  Like Merck, many of the drug company giants Sanofi, Pfizer, and GlaxoSmithKline have underscore advancing new pharmaceutical via partnerships with small upstarts rather taken on novel product development themselves (http://www.fiercebiotech.com/story/merck-beefs-bankroll-biotech-startups/2012-06-04) (which information is expressly not incorporated into the report),. Because of this, Immage Biotherapeutics is posed, we believe, to developing a candidate that will be of interested to those companies. Our next sizable market is academia or those are involved in cancer research.

The world’s oldest and largest cancer research association is the American Association for Cancer Research and as of 2012 had 32,000 members. Those members include cancer researchers from over 80 countries. Immage Biotherapeutics plan to be present at their conference and reach out to the cancer researcher community by highlighting our cancer immunotherapies portfolio. Many of those researches in academia would either have funding from a foundation or from the federal grants. We plan to work with those individuals in order to further the development of our products.

Future Markets
Immage Biotherapeutics plan to build its revenues on the identification and development of key immunotherapy candidate for MAGE A for the preparation of human clinical trials. Immage Biotherapeutics management will work diligently to license its products to larger biotechnology and pharmaceutical companies. This activity will lend itself to future milestone payments as our products moves through the drug developmental pathway. Once our products have reached the market and have been approved by the FDA, royalties, we contend, will become a significant part of our revenue. In addition, our products will be available for research for academia.
Product/Service Plan
Features and Benefits

Immunotherapy
Management contends that the in silico design of peptide immunotherapies ensure many advantages over existing immunotherapies preparations. Many immunotherapies are made using the attenuated form of a pathogen, the pathological organism causing the disease, or the organism toxin. Yet, for any of these construct mentioned, the immune system sees and responds only to a small selected group of peptide to mount an effective immune response. Therefore, a much more effective approach, we believe, would be to design immunotherapies that consist only of the most immunological amino acid sequences that would lead to immunity to fight or prevent a cancer or an infectious disease.  Since these immunotherapies are made of materials that are non-infectious and are already familiar to the human body, the chance of pathogenic contamination or toxicity is small. In addition, the proteins, due to their size, could be easily enhanced to increase its immunogenicity with viral vector carriers.  The ease of Immage Biotherapeutics using in silico tools allow this platform to create specific and targeted molecules to various tumor antigens that are specific for individuals. There are many different tumors that have shown that creating therapies for a specific individual is viable and have found success in the lab and in clinical trial.
Value Proposition

✓	The latest technology
✓	Proven safe and more effective than other treatments
✓	Continuous research and product improvements
✓	Support literature explaining efficacies and procedures

The Intellectual Property valuations are due to the following assumptions. The valuation process necessitates gathering much more information as well as in-depth understanding of economy, industry, and specific business that directly affect the value of the intellectual property. Therefore, such information may be gathered from external and / or internal sources. Finally, the information is devoted to be turned into financial models to estimate the fundamental value of a particular type of intellectual property based on such adapted International Valuation Standards.

Stage of Development

Year	Cancer Testis Antigen	Disease Target based on publications	a. IP valuation upon patenting b. Clinical Trial Phase 1
1	MAGE-A	Breast, liver, pancreas, prostate, melanoma, lung	a. $1,000,000 b. $10,000,000
Table 1 – Details on MAGE A and possible IP valuations

Our novel MAGE-A immunotherapy candidate has the potential for significant and rapid growth. The goal is to generate profits from the sale of the products that the Company develops and licenses. To augment the commercialization of its technology, Immage Biotherapeutics intends to enter into licensing agreements  with biotechnology and pharmaceutical companies  and, to a lesser extent, with academics looking to expand their understanding of how peptide  interact with the immune system. Consistent with this goal, the Company intends to retain and expand its proprietary rights to its products and technologies.

Intellectual Property

As is industry practice, Immage Biotherapeutics has a policy of using patents, trademarks, and trade secrets to protect the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating its proprietary technology. The Company's policy is to aggressively protect its proprietary technology by seeking and enforcing patents in a worldwide program.

Immage Biotherapeutics plans to obtain patents or file patent applications in the United States, EU, Brazil, China, and India in three series regarding the compositions of protein immunotherapies derivatives, the processes by which they are produced, and the methods of their use.

The patents will generally relate to the basic processes of producing peptide immunotherapies derivatives, to certain specific examples of such processes, and to certain formulations of peptide immunotherapies derivatives. Foreign patents that are counterparts to the foregoing United States patents will include the member states of the European Economic Community and several other countries.

The second series of patent applications relates to preferred processes for the production of peptide immunotherapies derivatives. A Patent Cooperation Treaty application based on the parent United States application will be filed in a number of foreign countries. Immage Biotherapeutics will rely upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. The Company typically plan to enters into confidentiality agreements with its scientific consultants, and Immage Biotherapeutics’ key employees will have to enter into agreements with the Company requiring that they forbear from disclosing confidential information of the Company and assign to the Company all rights in any inventions made while in the Company’s employ relating to the Company’s activities. Accordingly, the Company believes, but cannot provide guarantees, that its valuable trade secrets and unpatented proprietary know-how are adequately protected. Immage Biotherapeutics also believes that its trademarks and trade names are valuable assets; consequently, it is the intent of management (although no assurances can be given) to protect the names of various product lines by trademarks.

Equipment

Immage Biotherapeutics is a biotechnology company focus on the development of a universal vaccine that could be targeted to several tumors that expresses the cancer tumor antigen MAGE-A. The MAGE-A family of antigen has several different isomers that MAGE-A1 to MAGE-A12 (Hartmann, 2015). Because MAGE-A is a cancer testis antigen it is found beyond the blood-testis antigen. Therefore, its expression within the body outside of the testis is usually in association with tumors. This project intends to focus the research and development to a MAGE-A vaccine that can treat triple negative breast cancer. Even though much of the in vivo will be done with contract research organization, Immage Biotherapeutics will conduct many of the in vitro studies using certain purchased equipment, including but not limited to:

•
Microplate Absorbance Reader: The microplate will be used to conduct MHC Class I and II binding assay and T-cell proliferation assay which will be helpful in accessing the immunogenicity of the peptides that will be part of the university MAGE-A vaccine.

•
Immunowash Microplate Washer: The ImmunoWash™ 1575 microplate washer is essential for performing accurate and reproducible immunoassays in a microplate format, such as ELISA. Some of the features  and benefits of the equipment is that it will allow a variety of preprogrammed wash sequences, to design, store, and reproducibly perform special wash routines, to maximize wash efficiency by adapting to various liquids and buffers, assay components and conditions, and exercise complete control of needle position (horizontal and vertical) and aspiration/dispensing rates as indicated  in the research protocol. This equipment is important to the research applications  such as being suitable for autoclave sterilization, compatible with 96-well microplates that have flat-, U-, or V-bottom wells and strips, and is registered with the FDA as a medical device for various clinical chemistry applications.

•
Sample Vials, Standard Microplates, Deep-Well Microplates, Microplate Sealing Film: The above materials are used in the research protocol and are a necessary part of the research protocol necessary assays.  These plates will be used for ELISA and other assay activity in order to validate the binding of the select peptides and its ability to stimulate immune cells (Yin,  2014).

•
In addition, the Company has purchased the following: Professional Micropipet Backpack Starter Set; Professional Multichannel Micropipet, 8-channel, 5–50 µl; Professional Pipet Controller, 120 V; Thermo Scientific - Rec3004-A - Revco Chromatography Refrigerators

•	To date, the Company has purchased the following:

Item (Supplier)	Cost
Model 1575 Immunowash Microplate Washer. compatible with flat-, U-, and V-bottom plates (Bio-Rad)	$6,369.75
Extended warranty for plate washer	$486.24
ProteOn Sample Vials. Pkg of 100, sample vials (1.5 ml) with pierceable caps; (Bio-Rad)	$25.50
ProteOn Standard Microplates. Pkg of 25, standard 96-well microplate (350 μl capacity per well); (Bio-Rad)	$182.75
ProteOn Deep-Well Microplates. Pkg of 5, standard 96-well microplates (2 ml capacity per well); (Bio-Rad)	$74.80
ProteOn Microplate Sealing Film. Pkg of 50 sheets (Bio-Rad)	$131.75
Prof Pipet Set w/Backpack (Bio-Rad)	$1,128.13
Professional Micropipet, 8-channel, 5-50 ul (Bio-Rad)	$655.50
Professional Micropipet, 8-channel, 20- 200 ul (Bio-Rad)	$655.50
Prof Pipet Controller, 120 V (Bio-Rad)	$350.31
1.5Ml MICROTUBE, 6 COLOR, 600 (Bio-Rad)	$36.81
Model 16K Microcentrifuge, 120 V (Bio-Rad)	$2,630.15
FREIGHT CHARGE (Bio-Rad)	$703.86
SUBTOTAL (Bio-Rad)	$13,431.05
SYNHTX W/LUM, FL & ABS (BioTek)	$20,852.50
SVC BASIC INSTL & TRAINING TIER 2 (BioTek)	$900.00
Field Service Contract (BioTek)	$3,073.00
Freight and Handling (BioTek)	$115.87
SUBTOTAL (BioTek)	$24,941.37
Value Lab Refrigerator/Freezers (Fisher Scientific)	$1,894.00
Transportation (Fisher Scientific)	$45.00
Fuel Surcharge (Fisher Scientific)	$3.75
Sales tax (Fisher Scientific)	$108.91
SUBTOTAL (Thermo Scientific)	$2,051.66
TOTAL	$40,424.08

Disclosure

Immage Biotherapeutics has stringent policies and procedures for ensuring that all intellectual property is protected prior to any public disclosure of new products or technologies.

Barriers to Re-Engineering

The ramp up time and expense of re-engineering our technology make it an unlikely option, in pour opinion, for our competitors. Our licensing and distribution agreements make our technology available to many of the major players in the marketplace. Major competitors have in place popular and successful technologies. Less expensive technology, we believe, is realistically at least 15 to 20 years away according to the best judgment of experts involved in current research.

Governmental Approvals

Immage Biotherapeutics is not currently under any restrictions by a regulating governmental agency. The manufacturing and marketing of the Company’s products are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising, and promotion of cosmetic and medical products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

Immage Biotherapeutics’ products and product candidates may be regulated by any of a number of divisions of the FDA. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company's existing and potential products is costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture, or market products. In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA’s medical products or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. All immunotherapies must show safety and substantial equivalency with predicate products already cleared by the FDA to be marketed.

In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, Immage Biotherapeutics’  will work with the company to which we have licensed our products to  maintain approved quality control and manufacturing procedures  which must be conformed to and include current good manufacturing practices (cGMP) guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice, Immage Biotherapeutics must continue to expend time, effort, and financial resources in working with our licenses as needed to ensure production and quality control for our products development. In addition, the company to which we will license our products to manufacturing plant is subject to the regulations of and inspections by other foreign, federal, state, or local agencies, such as local and regional water and waste treatment agencies, and state and federal safety and health agencies.

Immage Biotherapeutics also is or may become subject to various other federal, state, local, and foreign laws, regulations, and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development, and manufacturing. Failure to obtain regulatory approvals for its product candidates or to attain or maintain compliance with cGMP or other manufacturing requirements would have a materially adverse effect on the company's business. We will work with our licensing partners of our products in order to ensure that all regulations are being followed allow for the movement of our immunotherapies candidates through the drug development pathway.

The packaging, labeling and advertising of the Immage Biotherapeutics’ products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the USDA, and the EPA.  These activities are also regulated by various agencies of the states, localities, and foreign countries to which the company’s products are distributed and sold. Again, since it is our plan to license all of our product will work with the licensee in order to ensure that all regulations are being adhered.

 Product/Service Limitations

Immage Biotherapeutics’ licensed immunotherapies candidate products may not be able to complete preclinical or clinical trials. This will prevent additional revenue stream from that particular product. There is no way to predict how a product will perform during the drug development pathway. It will be the licensee that will have the full rights to further development the products or not.  In addition, we may not find a licensee for our products if careful diligence is not done when doing a business development and market analysis for our products.

Technology Limitations

As previously stated, new technology is, we believe, a generation away. New applications for Immage Biotherapeutics’ current technology continue to be developed. The Company projects, but cannot guarantee, continued growth and existing technology improvements for the next 15 to 25 years, including technological tools. For example, the newest is the use of reverse vaccinology in order to find the most fit therapeutic for the specific pathologies (Seib, 2012; Sette, 2010) (which information is expressly not incorporated into the report).

Product/Service Liability

Clinical trials or marketing of any of the current and potential products may expose the Company to liability claims from the use of these products.  However, if the products are licensed, we intend the majority of the liability will be held by the licensee. The Company will not maintain a supply of hazardous materials since the Company will limit its research to early in vitro trials and will not be subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products. We will also work with our licensees to protect our candidates as it moves through the drug development process.

Product/Service Support

Product information materials should be in place explaining proper use and efficacy of direct sale merchandise. It will be the responsibility of the Immage Biotherapeutics core management to be able to talk with licensees of our candidate and its benefits and ensure that it is properly handled.

Production

Immage Biotherapeutics used proprietary in silico design tools along with available software to design our candidate. The company that we plan to use for our pre-clinical testing is Proimmune  (  www.proimmune.com) (which information is expressly not incorporated into the report). Their solutions for preclinical and clinical immunology research include a comprehensive antigen characterization platform, and products and services for tracking antigen-specific immune responses with state-of-the-art ELISpot and flow cytometry techniques. They will conduct our MHC Class I and II binding assay, T-cell proliferation assay, and dendritic cell-T cell Assays to verify our in silico design products. Animal testing will be carried out at a CRO facility. Animal study results will be used for the initial new drug (IND) filing with the FDA. At present, we do not have a formal contractual arrangement with Proimmune.

Facilities

The corporate office for the Company is at 10411 Motor City Dr. Suite 750, Bethesda, MD 20817.  We have leased this office for a period of  5 Years and the lease payments are $200/mo. The lab space for our company is at 2041 Georgia Avenue, NW, Suite 608, NW, Washington, DC 20060. We have leased this office for a period of 5 Years and the lease payments are $600 per month.

Research and Development Partners

The Company will initially conduct all of its research and development in order to expand preclinical research in various product applications and mechanisms of action in house. However, it is the intention of the Company that as it grows it will be able to collaborate with other drug development companies and with research in academia. With this arrangement, Immage Biotherapeutics will have access to leading authorities in immunotherapies development, as well as facilities and equipment to engage in experimentation and analysis at the basic research level.

Related Products/Services and Spin-offs

The Company management also plans to continue to evaluate companies, products, and technologies that offer synergistic opportunities for Immage Biotherapeutics to leverage its position in the biotechnology marketplace for acquisition or distribution.

Immage Biotherapeutics management believes that its product’s functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. The company's preclinical efforts will continue to focus on supporting its business through developing “proof of concept” data for potential pharmaceutical partners. The goal will be to create products that can be further developed so careful scrutiny of the market will be done in order to ensure that the products design, manufacturing, and licenses will have a good chance  to get through clinical trials and get to the patience that need the treatments.

Market Penetration and Sales Plan
Company Image

Immage Biotherapeutics intends to establish a reputation within the industry as a top quality company with products based on solid research backed by demonstrable results. As the Company moves more into the immunotherapies development markets, that image will be evidenced with first class products and verifiable results of preclinical and clinical trials. As profitability grows, providing immunotherapies products to biotechnology and pharmaceutical industry in developing countries is a natural fit as a way for the company to support a meaningful cause.

Customer Service

The Company will policy will, we believe, be responsive to the companies we license our product to by offering our consulting experience throughout the development of the product from the completion of  pre-clinical trials, initial new drug application, human clinical trials, and to the new drug application. Retaining a company that has licensed our products, we believe will cost less that finding a new licensee. Establishing and maintaining our corporate relationships will be one of the keys of our success.

Licensing

The licensing agreements will be given to the licensee and could consist of worldwide rights to our peptide immunotherapies product. It is the Company belief that once we have started working on our product needed by the immunotherapy industry, that we will be able to establish these licensing agreements.

Pricing
Pricing and licensing Strategy

In general, licensing agreements will include milestone payments and royalties if the product reaches market.  This will be negotiated in a case-by-case basis. Pricing of the product will depend on the pharmaceutical demand and marketing strategy of the pharmaceutical or biotechnology company that decides to license our candidate and move it through late-stage human trials.

Break-Even Analysis

Immage Biotherapeutics expects to receive a revenue mix from sales and royalty income due from shipments of proprietary materials to corporate partners by the end of it three years. Other license agreements will also enhance royalty income. There will also be an effort to maintain operating expense growth on sales and marketing in 2013 - 2016 and beyond at 5 percent – 15 percent (although no assurances can be provided that we will reach our milestones). In addition, Immage Biotherapeutics is writing grants in conjunction with other research organizations, which will, we contend, complement our research funding.

Name and Location

Immage Biotherapeutics corporate headquarters will be in 10411 Motor City Dr., Suite 750, Bethesda, MD 20817. This will include an office. Lab space will be at 2041 Georgia Ave, Suite 608, NW, Washington, DC 20060..

Facilities

Immage Biotherapeutics has entered into a memorandum of understanding to have lab space at Howard University for a period of three years.

Employees

Immage Biotherapeutics will have three fulltime employees and one part time employee to complete the initial process. More employees will be added as the research progresses into animal studies and human clinical trials.

ITEM 1A. - RISK FACTORS

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below.  If any of the risks described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Our risk factors, including but not limited to the risk factors listed below, are as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Risks Related to Our Business

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

We will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders.

If we are unable to secure additional financing in the near term, we may be forced to:

•	curtail or abandon our existing business plans;
•	reduce our headcount;
•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or
•	cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

Our ability to obtain additional debt financing and/or alternative arrangements by the amount of, terms and restrictions of our then current debt. If we raise additional capital and/or secure alternative arrangements, with the Guarantors or otherwise, by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those newly issued securities may be issued at prices that are a significant discount to current and/or then prevailing market prices. In addition, any such newly issued securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, we have a working capital deficiency of $17,820 and an accumulated deficit of $86,356.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

 Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2013 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

We are a development stage company with a limited operating history. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage company and have a limited operating history, limited capital, and  limited sources of revenue. Our operations to date have been limited to organizing our company, expanding and strengthening our intellectual property position through internal programs and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history.

Our limited history in conducting and managing clinical development activities, clinical trials and the application process necessary to obtain regulatory approvals might prevent us from successfully designing or implementing a clinical study or clinical trial. If we do not succeed in conducting and managing our clinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. In addition, even if we are successful in obtaining necessary regulatory approvals and bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable. Our failure to successfully commercialize our product candidates or to become and remain profitable could impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

If clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, we will not receive regulatory approval for or be able to commercialize our product candidates.

We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The clinical studies and clinical trials of any product candidates must comply with the regulations of the FDA and other governmental authorities in the United States and similar agencies in other countries.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

•	the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory;
•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;
•	our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;
•	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

o	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites
o	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;
o	we may experience difficulties in managing multiple clinical sites;
o	enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;
o	we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and
o	our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

Failures or perceived failures in our clinical trials would delay and may prevent our product development and regulatory approval process, make it difficult for us to establish collaborations, negatively affect our reputation and competitive position and otherwise have a material adverse effect on our business.

Our product candidates may never be commercialized due to unacceptable side effects and increased mortality that may be associated with such product candidates.

Possible side effects of our product candidates may be serious and life-threatening. A serious adverse event is generally an event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. The occurrence of any unacceptable serious adverse events during or after clinical and clinical testing of our product candidates could temporarily delay or negate the possibility of regulatory approval of our product candidates and adversely affect our business. We and our competitors have also, at times, suspended trials, at least temporarily, to assess the risks. We have not yet treated a sufficient number of patients to allow us to make a determination that serious unintended consequences will not occur.

Risks Related to Government Regulation and Regulatory Approvals

We must comply with extensive government regulations in order to obtain and maintain marketing approval for our products in the United States and abroad. If we do not obtain regulatory approval for our product candidates, we may be forced to cease our operations.

Our product candidates are subject to extensive regulation in the United States and in every other country where they will be tested or used. These regulations are wide-ranging and govern, among other things:

•	product design, development, manufacture and testing;
•	product safety and efficacy;
•	product labeling;
•	product storage and shipping;
•	record keeping;
•	pre-market clearance or approval;
•	advertising and promotion; and
•	product sales and distribution.

We cannot market our product candidates until we receive regulatory approval. The process of obtaining regulatory approval is lengthy, expensive and uncertain. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our business and cause our stock price to decline significantly.

In the United States, the FDA imposes substantial requirements on the introduction of biological products and many medical devices through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and the time required to do so may vary substantially based upon the type and complexity of the biological product or medical device.

The requirements governing the conduct of clinical trials and marketing of our product candidates outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve prices of the products. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to market our product candidates in any foreign country. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals in any foreign country, we will not be able to sell our product candidates in that country and our ability to generate revenue will be adversely affected.

We cannot assure you that we will obtain FDA or foreign regulatory approval to market any of our product candidates for any indication in a timely manner or at all. If we fail to obtain regulatory approval of any of our product candidates for at least one indication, we will not be permitted to market our product candidates and may be forced to cease our operations.

Even if some of our product candidates receive regulatory approval, these approvals may be subject to conditions, and we and our third party manufacturers will in any event be subject to significant ongoing regulatory obligations and oversight.

Even if any of our product candidates receives regulatory approval, the manufacturing, marketing and sale of our product candidates will be subject to stringent and ongoing government regulation. Conditions of approval, such as limiting the category of patients who can use the product, may significantly impact our ability to commercialize the product and may make it difficult or impossible for us to market a product profitably. Changes we may desire to make to an approved product, such as cell culturing changes or revised labeling may require further regulatory review and approval, which could prevent us from updating or otherwise changing an approved product. If our product candidates are approved by the FDA or other regulatory authorities for the treatment of any indications, regulatory labeling may specify that our product candidates be used in conjunction with other therapies.

Once obtained, regulatory approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product. Regulatory approval may also require costly post-marketing follow-up studies, and failure of our product candidates to demonstrate sufficient efficacy and safety in these studies may result in either withdrawal of marketing approval or severe limitations on permitted product usage. In addition, numerous additional regulatory requirements relating to, among other processes, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping will also apply. Furthermore, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Compliance with these regulatory requirements is time consuming and requires the expenditure of substantial resources.

If any of our product candidates is approved, we will be required to report certain adverse events involving our products to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning the advertisement and promotional labeling of our products. As a result, even if we obtain necessary regulatory approvals to market our product candidates for any indication, any adverse results, circumstances or events that are subsequently discovered could require that we cease marketing the product for that indication or expend money, time and effort to ensure full compliance, which could have a material adverse effect on our business.

In response to recent events regarding questions about the safety of certain approved prescription products, including the lack of adequate warnings, the FDA and the U.S. Congress are currently considering new regulatory and legislative approaches to advertising, monitoring and assessing the safety of marketed drugs, including legislation authorizing the FDA to mandate labeling changes for approved products, particularly those related to safety. It is possible that congressional and FDA initiatives pertaining to ensuring the safety of marketed biologics and similar initiatives in other countries, or other developments pertaining to the pharmaceutical industry, could require us to expend additional resources to comply with such initiatives and could adversely affect our operations.

In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of any failure to comply with applicable laws and regulations or defects in design or manufacture. In the event any of our product candidates receives approval and is commercialized, a government-mandated or voluntary product recall by us could occur as a result of component failures, device malfunctions, or other negative events such as serious injuries or deaths, or quality-related issues such as cell culturing errors or design or labeling defects. Recalls of any of our potential products could divert managerial and financial resources, harm our reputation and adversely affect our financial condition, results of operations and stock price.

Any failure by us, or by any third parties that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have a material adverse effect on our business.

We must comply with federal, state and foreign laws, regulations and other rules relating to the healthcare business, and, if we do not fully comply with such laws, regulations and other rules, we could face substantial penalties.

We are, or will be directly or indirectly through our customers, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•	other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;
•	the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
•	the Federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with delivery of or payment for healthcare benefits, items or services; and
•	state and foreign law equivalents of the foregoing.

If our operations are found to be in violation of any of the laws, regulations, rules or policies described above or any other law or governmental regulation to which we or our customers are or will be subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Our success will depend in part on establishing and maintaining effective strategic partnerships, collaborations and licensing agreements.

Our strategy for the development, testing, culturing and commercialization of our product candidates relies on establishing and maintaining numerous collaborations with various corporate partners, consultants, scientists, researchers, licensors, licensees and others. While we are continually in discussions with a number of companies, universities, research institutions, consultants, scientists, researchers, licensors, licensees and others to establish additional relationships and collaborations, which are typically complex and time consuming to negotiate, document and implement, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms.

Furthermore, any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. Possible future collaborations have risks, including the following:

•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;
•	our collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely seek to secure the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators' acts or omissions;
•	our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;
•	our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our product candidates; and
•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.

These arrangements also may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. If any of our partners terminates its relationship with us or fails to perform its obligations in a timely manner, the development or commercialization of our technology and product candidates may be substantially delayed. Further, disputes may arise with our collaborators about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our collaborators.

Risks Related to Our Intellectual Property

We hold limited patent and other intellectual property rights, and our success will be dependent in large part on safeguarding our existing intellectual property rights and obtaining patent and other proprietary protection for our product candidates.

We hold limited patent rights in our product candidates. The Company is working in conjunction with a third party to procure a provisional patent (expected, but not assured) to be filed in early fall 2015. In the event the provisional patent is accepted, the third party will receive thirty percent (30%) of the Company shares of common stock for the rights to the patent and the Company will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, for late 2016).

Our commercial success will depend to a significant degree on our ability to:

•	compel the owners of the patents licensed to us to defend and enforce such patents, to the extent such patents may be applicable to our products and material to their commercialization;
•	obtain new patent and other proprietary protection for MyoCell and our other product candidates;
•	obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;
•	preserve intellectual property rights relating to our product candidates; and
•	operate without infringing the patents and proprietary rights of third parties.

Failure to obtain adequate patent protection for our product candidates, or the failure to protect our existing patent rights, may impair our ability to be competitive. The availability of infringing products in markets where we have patent protection, or the availability of competing products in markets where we do not have adequate patent protection, could erode the market for our product candidates, negatively impact the prices we can charge for our product candidates, and harm our reputation if infringing or competing products are manufactured to inferior standards.

Our patents may not be valid or enforceable, and may be challenged by third parties.

We cannot assure you that any patents issued or licensed to us would be held valid by a court or administrative body or that we would be able to successfully enforce our patents against infringers, including our competitors. The issuance of a patent is not conclusive as to its validity or enforceability, and the validity and enforceability of a patent is susceptible to challenge on numerous legal grounds. Challenges raised in patent infringement litigation brought by or against us may result in determinations that patents that have been issued or licensed to us or any patents that may be issued to us or our licensors in the future are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in these patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property and our competitive advantage. Even if our patents are held to be enforceable, others may be able to design around our patents or develop products similar to our products that are not within the scope of any of our patents.

In addition, enforcing the patents that have been licensed to us and any patents that may be issued to us in the future against third parties may require significant expenditures regardless of the outcome of such efforts. Our inability to enforce our patents against infringers and competitors may impair our ability to be competitive and could have a material adverse effect on our business.

If we are not able to protect and control unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We rely to a large extent on unpatented technology, trade secrets, confidential information and proprietary know-how to protect our technology and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Trade secrets are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party.

Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a material adverse effect on our business.

Other Risks Related to Our Business

We depend on attracting and retaining key management and scientific personnel and the loss of these personnel could impair the development of our products candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with academic institutions, clinicians and scientists. We are highly dependent upon our senior scientific staff, many of whom have developed very specialized expertise in their position. The loss of services of one or more members of our senior scientific staff could significantly delay or prevent the successful completion of any clinical trials or commercialization of our product candidates. The employment of each of our employees with us is “at will,” and each employee can terminate his or her employment with us at any time. We do not have a succession plan in place for any of our officers and key employees. We do not carry insurance on any of our other key employees and, accordingly, their death or disability may have a material adverse effect on our business.

The competition for qualified personnel in the life sciences field is intense. We will need to hire additional personnel, including regulatory and sales personnel, as we continue to expand our development activities. We may not be able to attract and retain quality personnel on acceptable terms given our geographic location and the competition for such personnel among life sciences, biotechnology, pharmaceutical and other companies. If we are unable to attract new employees and retain existing employees, we may be unable to continue our development and commercialization activities and our business may be harmed.

We face intense competition in the biotechnology and healthcare industries.

We face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical, medical device and biotechnology companies both in the United States and abroad, as well as numerous academic and research institutions, governmental agencies and private organizations engaged in drug discovery activities or funding both in the United States and abroad. We also recognize that there may be competitors and competing technologies, therapies and/or products that we are not aware of.

These third parties also compete with us in recruiting and retaining qualified personnel, establishing clinical trial sites and registering patients for clinical trials, as well as acquiring or licensing intellectual property and technology.

Many competitors have more experience than we do in research and development, marketing, cell culturing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. The competitors, some of which have their own sales and marketing organizations, have greater financial and technical resources than we do and may be better equipped than we are to sell competing products, obtain patents that block or otherwise inhibit our ability to further develop and commercialize our product candidates, obtain approvals from the FDA or other regulatory agencies for products more rapidly than we do, or develop treatments or cures that are safer or more effective than those we propose to develop.

In addition, academic institutions, governmental agencies, and other public and private organizations conducting research in the field of heart damage may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

Our industry is subject to rapid technological change.

Our industry is subject to rapid technological change. Our competitors may discover and develop new technologies and techniques, or enter into partnerships with collaborators in order to develop, competing products that are more effective or less costly than the product candidates we hope to secure regulatory approval for. If there is rapid technological development or new product introductions, our current and future product candidates or methods may become obsolete or noncompetitive before or after we commercialize them.

Risks Related to Our Common Stock

An active, liquid and orderly trading market for our common stock may not continue.

We cannot offer any assurance that an active trading market for our common stock will continue or how liquid that market may be. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit your ability to sell your shares.

The market price of our common stock could also be subject to wide fluctuations in response to many risk factors described in this section and other matters, including:

•	changes by securities analysts in financial estimates of our operating results and the operating results of our competitors;
•	publications of research reports by securities analysts about us, our competitors or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	retention and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community; and
•	natural disasters, terrorist acts, act of war or periods of widespread civil unrest.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, especially life sciences and pharmaceutical companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could have a material adverse effect on our business.

We do not intend to pay cash dividends on our common stock in the foreseeable future and, accordingly, capital appreciation of our common stock, if any, will be a shareholder's sole source of gain from an investment in our common stock.

Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investments, if any, and this capital appreciation, if any, will be a shareholder's sole source of gain from an investment in the common stock.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, nor has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.

In addition, as a prior shell company pursuant to Section 12(b)-2 of the Act, our "restricted  securities",  whether held by affiliates or non-affiliates,  may not be  re-sold  for a period  of 12 months  following  the filing of this Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

There may in all likelihood be little demand for shares of our common stock and as a result investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors,  including the fact that it is a small  company  which is  relatively  unknown to stock  analysts,  stock brokers,  institutional  investors and others in the  investment  community that generate or  influence  sales  volume,  and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an  unproven,  early stage  company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

             It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

             If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish an annual report by our management on our internal control over financial reporting. We continue to document and test our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

             Currently our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of September 30, 2014, due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase, our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside its control. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund its operations and expansion plans, including meeting its financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) limitations caused by government regulation of the business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; (ix) our ability to maintain our eligibility for quotation on the Over-The-Counter Bulletin Board; and (x) the other factors discussed in “Risk Factors”. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. - PROPERTY

The corporate office for the Company is at 10411 Motor City Dr. Suite 750, Bethesda, MD 20817.  We have leased this office for a period of  Five years and the lease payments are $200 per month. The Company has entered into a memorandum of understanding to have lab space at Howard University at no charge for a period of three years.

ITEM 3. - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, our common stock, or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced quotation on OTC Markets, Inc. under the OTCQB designation (under the trading symbol “IMMD. There was no active trading market for our common stock until September 14, 2015.  The closing price on September 14, 2015 was $0.18.

Holders
As of August 31, 2015, there were approximately 11 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

Dividends

We have never declared any cash dividends with respect to our common shares. Future payment of dividends is within the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common shares, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common shares.

Recent Issuances of Unregistered Securities

The Company has issued PepVax, Inc. 42,943,521 shares of common stock pursuant to the terms and conditions of the Asset Purchase Agreement, dated June 4, 2015.

On June 22, 2015, the Company issued 600,000 shares of Company common stock for gross proceeds of $75,000.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Repurchases of Equity Securities

None

ITEM 6. – SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item. Refer to the financial statements included within this report.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing in our filings with the Securities and Exchange Commission. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this prospectus.

The following discussion and analysis should be read in conjunction with our  financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of August 31, 2015 or 2014.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated November 3, 2015 in connection with the audit of our financial statements as of August 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our  financial statements as of August 31, 2015 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We were incorporated in the state of Nevada as a for-profit company on June 21, 2012.  We initially intended to sell charcoal made from hard wood for BBQs and restaurants but we did not implement our business model. On May 21, 2015, we  filed Articles of Merger with the Nevada Secretary of State whereby we entered into a merger with our wholly-owned subsidiary, Immage Biotherapeutics Corp.  The effect of such merger is that we became the surviving entity and changed our name to “Immage Biotherapeutics Corp.” Subsequent to the merger, we commenced to implement our business plan beyond nominal operations and acquired began to assets related to the business plan.

Immage Biotherapeutics is a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources. On September 8, 2015, we amended our bylaws to set the fiscal year end at August 31.

RESULTS OF OPERATIONS

We are a development stage company and material revenues are not expected to until 2016, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

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

Comparison of Years Ended August 31, 2015 and September 30, 2014

We had no revenues for the eleven months ended August 31, 2015 or the year ended September  30, 2014.

Our assets for the eleven months ended August 31, 2015 equaled $80,166 consisting primarily of equipment purchased pursuant to our business plan.  Our assets for the year ended September 30, 2014 consisted only of cash or cash equivalents of $2,342.  The increase is directly related to our business plan to develop as a biotechnology company and having more than nominal operations and acquiring equipment.

Operating expenses for the eleven months ended August 31, 2015 equaled $53,869, an increase in operating expenses of $35,569 in the same period in 2014 (unaudited) and $18,555 for the year ended September 30, 2014. The increase was due to an increase in professional fees and general and administrative expenses related to implementing the business plan.

We realized a loss before income tax provision of $53,869 for the eleven months ended August 31, 2015 compared to a new loss of $ 18,300 in the same period in 2014 (unaudited) and $18,555 for the year ended September 30, 2014. The increase was due to implementing our business plan.

Liquidity and Capital Resources

For the eleven months ended August 31, 2015, we financed our operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $52,357 the eleven months ended August 31, 2015  compared to  $17,614 in the same period in 2014 (unaudited) and $17,614 for the year ended September 30, 2014. The increase was due to implementing our business plan.

Cash flows provided by financing activities increased to $123,748 compared to $12,741 in the same period in 2014 (unaudited) and $12,741 for the year ended September 30, 2014. This increase was a consequence of receiving  loans from related parties and proceeds from the sale of stock.

On June 8, 2015, we entered into a subscription agreement with our major shareholder. Pursuant to the agreement, this shareholder will purchase 3,600,000 common shares for $0.125 per share. On June 22, 2015, $75,000 was received by us and 600,000 common shares were issued to this shareholder. The remaining 3,000,000 common shares were recorded as common stock subscribed.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

SIGNIFICANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our critical accounting policies are described in Note 1 to our financial statements appearing elsewhere in this report, we believe the following policies are important to understanding and evaluating our reported financial results:

Revenue Recognition

At the time of each transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or client acceptance has occurred. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

Revenues for test kits and equipment sold are not recorded until test kits are delivered. The Company has revenue sharing arrangements for the sale of goods whereby the Company is the primary obligor, sets pricing with the customers and bears all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are recorded as cost of sales. Revenues from trainings are not recorded until the completion of the training. Any cash received as a deposit for trainings are recorded by the company as a liability.

Patient treatments and service revenue is recognized when those services have been completed or satisfied.

 Stock-based compensation

(Included in Accounting Standards Codification (“ASC”) 718 “Share Based Payment”, previously SFAS No. 123(R) “Accounting for stock based compensation”)

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25.  “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.  For the period from inception (March 12, 2004) to December 31, 2012, no stock options were committed to be issued to employees.

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

Income taxes

 Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.  Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Use of Estimates

 The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

Research and Development Costs

 Research and development costs are expensed as incurred in accordance with generally accepted accounting principles in the United States of America.  Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process.  Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Elements of costs shall be identified with research and development activities as follows:  The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred.  Salaries, wages, and other related costs of personnel engaged in research and development activities shall be included in research and development costs. The costs of contract services performed by others in connection with the research and development activities of an enterprise, including research and development conducted by others in behalf of the enterprise, shall be included in research and development costs.

Depreciation

 Depreciation is computed using the straight-line method over the assets’ expected useful lives.

Amortization

 Deferred charges are amortized using the straight-line method over five and six years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Reports to Security Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”).  at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

ITEM 7.A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mineral properties in Madagascar and Canada.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K immediately following the signature page.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 3, 2015, the Registrant dismissed PLS CPA, A Professional Corporation ("PLS"), which did audit Registrant's year-end financial statements for the year ended September 30, 2014, and  performed procedures related to the financial statements included in the Registrant's quarterly reports on Form 10-Q. The change in the Registrant's auditors was recommended and approved by the Board of Directors of the Registrant.

On July 10, 2015, the Registrant engaged MaloneBaileyLLP, as its independent registered audit firm to audit the Registrant's financial statements for the fiscal year ended August 31, 2015 and to perform procedures related to the financial statements included in the Registrant's quarterly reports on Form 10-Q, beginning with the quarter ending June 30, 2015.

ITEM 9A. - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.
Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of August 31, 2015. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.
Management's Report on Internal Control Over Financial Reporting
Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of December 31, 2014. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:
1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending August 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2. Our board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.
3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation of Material Weaknesses
We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding an independent director or member with financial expertise or hiring a full-time CFO with SEC reporting experience in the future when working capital permits and by working with our independent registered public accounting firm to refine our internal procedures.
(b)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None noted.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director the Company as at August 31, 2015.

Mou Zhi Cong	Director, President and Chief Executive Officer
Elton Norman	Director, Chief Financial Officer
Anton Dormer	Director, Chairman of the Board, Chief Scientific Officer
Mahesh Narayanan	Director, Chief Operating Officer
Dr. Daniel Achinko	Vice President of Bioformatics

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have four directors.  Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Executive Officers and Directors

Mou Zhi Cong – President (Chief Executive Officer). Since March 2012, Mr. Mou has been the Accounts Director for Nanning Business Consulting Co., GuanXi, China company engage in the business of account auditing. From June 2009 through February 2012, Mr. Mou worked as the Accounts Manager for Nanning Business Consulting Co. Prior to that, from February 2004 through February 2007, Mr. Mou was an in-house company accountant for Yongjian Engineering Co., Ltd., a GuanXi, China company engaged in the business of civil construction.

Elton Norman, JD Chief Financial Officer. Mr. Norman is the founder and the Managing Member of The Norman Law Firm PLLC since 2005.  Mr. Norman graduated, cum laude, from Howard University School of Law in 1994. Mr. Norman is admitted to the bars of Maryland, the District of Columbia, New York and Georgia and has passed the Certified Public Accountant (CPA) Exam.
Anton Dormer, MD MS- Chief Scientific Officer. From 2013 to the present, Dr. Dormer has served as the Chairman and Chief Scientific Officer of PepVax, Inc., a Bethesda biotechnology company.  Dr. Anton Dormer is presently an associate professor at Washington Adventist University located in Takoma Park, MD. He received a medical doctorate from UTESA and a Masters in Biotechnology and Biomedical Sciences from University of Massachusetts – Boston. Dr. Dormer's research focus is the development of peptide immunotherapies for the prevention and treatment of major human pathologies.
Mahesh Narayanan – Mr. Narayanan was CEO of PepVax, Inc., a Bethesda biotechnology company, from February 2013 through current. Mr. Narayanan was an Independent Consultant for Life Science companies from September 2012 through February 2013. Mr. Narayanan was a Researcher at GlaxoSmithKline, a Pennsylvania pharmaceutical company, from January 2012 through September 2012.  Mr. Narayanan was a Managing Consultant at Penn Biotech Group via Wharton School of Business from September 2010 through September 2012.
Dr. Daniel Achinko - Vice President of Bioformatics. Dr. Achinko is  currently on a volunteer and terminal postdoctoral Intramural Research training award (IRTA) program at NIH which involves developing bioinformatics skills in the analysis of next generation sequencing (NGS) data. Dr. Achinko has been training under the postdoctoral Intramural Research Training Award (IRTA) fellowship program and Oak Ridge Institute for Science and Education (ORISE) fellowship program at NCBI-NIH since May, 2014. Dr. Achinko has his Ph.D: in Molecular Biology and Biochemistr from Egerton University, Njoro, Kenya, his Masters of Science in  Molecular Parasitology, University of Yaounde I, Cameroon, his Pre Masters (Maitrise In Parasitology) from the University of Yaounde I, Cameron, and his Bachelor of Science (B.Sc): Animal Biology and Physiology from University of Yaounde I, Cameroon.

Clinical and Scientific Advisory Boar

Immage Biotherapeutics has assembled an expert clinical and scientific advisory board composed of leading idea people bioinformatics regulatory affairs, and drug development.

Dr. William M. Brown, Ph.D., M.B.A., J.D.

Dr. Brown currently serves as an advisor/consultant, Intellectual Property for  NB Capital / Nordic Biotech (Copenhagen, Denmark),  Resverlogix Corp. and Zenith Epigenetics (Calgary, Canada) and Premier Biomedical / Marv Enterprises, LLC (El Paso, Texas). Dr. Brown received his B.Sc. (summa cum laude; biochemistry/chemistry) at University of Southampton ,  his Ph.D. (biochemistry/molecular biology) at University of Southampton, his M.B.A. (management major) at Fairleigh Dickinson University and his J.D. (magna cum laude) at New York Law School .

Dr Georgia M. Dunston:

Since 2010, Dr. Dunston has been Graduate Adjunct Professor of Microbiology, Department of Physics and Astronomy, Howard University as well as former chair of the Department of Microbiology in the College of Medicine at Howard University. Dr. Dunston received her Bachelor of Science in Biology at Norfolk State University, her Masters of Science in Biology at Tusjegee university, her Ph.D in Human Genetics at University of Michigan, and her Postdoctoral degree in Tumor Immunology from the National Cancer Institute.

Dr Tamaro Syton Hudson MPH, PhD:     In Vitro and In Vivo cancer research

Since 2012, Dr. Hudson has been a Research Health Specialist at the Veterans Administration Medical Center.  Since 2007, Dr. Hudson as been a Research Assistant Professor/Clinical Translational Investigator at the Department of Pharmacology Howard University Cancer Center. Since 2009, Dr. Hudson has been an Adjunct Assistant Professor at Department of Oncology, Johns Hopkins Medicine. Dr. Hudson received his Bachelor of Science at Iowa State University College, his Masters of Science at The Ohio State University College of Preventive Medicine, his Doctor of Philosophy at The Ohio State University School of Public Health, and his Masters of Public health at George Washington University School of Public Health.

Dr. Stephan Popierlarski

Dr. Popierlarski, since 2013, has been the founder and Chief Executive Officer of SPHM Enterprises, LLC, in Devon, Pennsylvania. SPHM Enterprises, LLC provides business strategy and commercialization support to high-growth-potential businesses. From 2012 through 2014, Dr. Popierlarski was the associate Director of Marker and Global Strategic Marketing for LifeScan, Inc, a J&J company. Dr. Popierlarski  received his Ph.D., Chemical Engineering at California Institute Of Technology, Pasadena.

Family Relationships

There are no family relationships among our executive officers and directors.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

CONFLICTS OF INTEREST

There are no conflicts of interest with any officers, directors or executive staff.

Certain Relationships and Related Transactions and Director Independence

The Company has not engaged in any transactions with any of its related persons.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Indemnification of Directors and Officers.

Neither our Articles of Incorporation nor Bylaws prevent us from indemnifying our officers, directors and agents to the extent permitted under the Nevada Revised Statute ("NRS"). NRS Section 78.502, provides that a corporation shall indemnify any director, officer, employee or agent of a corporation against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with any the defense to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to Section 78.502(1) or 78.502(2), or in defense of any claim, issue or matter therein.
NRS 78.502(1) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.
NRS Section 78.502(2) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

NRS Section 78.747, provides that except as otherwise provided by specific statute, no director or officer of a corporation is individually liable for a debt or liability of the corporation, unless the director or officer acts as the alter ego of the corporation. The court as a matter of law must determine the question of whether a director or officer acts as the alter ego of a corporation.
No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed hereby in the Securities Act and we will be governed by the final adjudication of such issue.
ITEM 11. - EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended August 31, 2105 (collectively, the “Named Executive Officers” or “NEO”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non Equity Inventive Plan Compens-aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Mou Zhi Cong*	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

William Alex Robertson**	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

* Mr. Cong was appointed Chief Executive Officer on April 7 2015.
** Mr. Robertson resigned as our Chief Executive Officer on April 7, 2015. Mr. Robertson did not receive any compensation in the tables below.

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Mou Zhi Cong	0	0	0	0	0	0	0	0	0

2015 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mou Zhi Cong	2015	0	0	0	0

2015 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mou Zhi Cong		0	0	0

2015 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Mou Zhi Cong	0	0	0	0	0

2015 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mou Zhi Cong	0	0	0	0	0	0	0

2015 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Mou Zhi Cong	2015	0	0	0	0	0	0	0

2015 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Mou Zhi Cong	2015	0	0	0	0	0

2015 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Mou Zhi Cong	Basic salary						-

Employment Agreements

On July 15, 2015, the Company and Elton F. Norman executed an executive employment agreement, whereby Mr. Norman would serve as Chief Financial Officer of the Company.  The term of the agreement is two years with an annual base salary of Seven Thousand, Two Hundred Dollars ($7,200), with provisions for a bonus, expenses and additional benefits.   In the event of termination without cause or for good reason, Mr. Norman would be entitled to one month’s salary during the first year of employment and two month’s salary during the second year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

On July 15, 2015, the Company and Mahesh Narayanan executed an executive employment agreement, whereby Mr. Narayanan would serve as Chief Operating Officer of the Company.  The term of the agreement is two years with an annual base salary of Twenty-Five Thousand Dollars ($25,000), with provisions for a bonus, expenses and additional benefits.   In the event of termination without cause or for good reason, Mr. Narayanan would be entitled to one month’s salary during the first year of employment and two month’s salary during the second year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

On July 15, 2015, the Company and Dr. Daniel Achinko executed an executive employment agreement, whereby Dr. Achinko would serve as Vice President of Biofromatics of the Company.  The term of the agreement is two years with an annual base salary of Twenty-Five Thousand Dollars ($25,000), with provisions for a bonus, expenses and additional benefits.   In the event of termination without cause or for good reason, Dr. Achinko would be entitled to one month’s salary during the first year of employment and two month’s salary during the second year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

On July 15, 2015, the Company and Anton Dormer executed an executive employment agreement, whereby Mr. Dormer would serve as Chief Scientific Officer of the Company.  The term of the agreement is two years with an annual base salary of Twelve Thousand Dollars ($12,000), with provisions for a bonus, expenses and additional benefits.   In the event of termination without cause or for good reason, Mr. Dormer would be entitled to one month’s salary during the first year of employment and two month’s salary during the second year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Legal Proceedings

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common shares as of August 31, 2015, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.  The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items, which totals 100,801,045, will be used as the denominator for the percentage calculation below.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Immage Biotherapeutics Corp., 10411 Motor City Dr., Bethesda, MD 20817.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
Coventry International Limited (2)	60,058,909	59.58%

Officers and Directors
Mou Zhi Cong	0	0%
Elton Dormer	0	0%
Anton Dormer	0	0%
Mahesh Narayanan	0	0%

All executive officers and directors as a group (four persons)(2)(3)	0	0%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock.
(2)	Coventry International Limited is controlled by Lin Peng Dong and has its address at Flat A, 7th Floor, Winner Commercial Building, 401-3 Lockhart Road, Causeway Bay, Hong Kong.

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 200,000,000 shares of Common Stock, par value $.001 per share. The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 10, 2012.

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

TRANSFER AGENT

Columbia Stock Transfer Company 1869 E Seltice Suite 292, Post Falls, ID 83854 (208-664-3544) acts as transfer agent for our common stock.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2014, the Company received $22,116 as a loan from its previous shareholder. The loan is payable on demand, unsecured, and non-interest bearing. On May 8, 2015, the balance of the loan was forgiven by the previous shareholder and was recorded as additional paid-in capital.

During the period ended August 31, 2015, the Company had received $41,059 as a loan from current shareholder and $6,850 as a loan from a company owned by current shareholder. Those loans are payable on demand, unsecured, and non-interest bearing.

ITEM 14.  - PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective August 3, 2015, the Registrant dismissed PLS CPA, A Professional Corporation ("PLS"), which did audit Registrant's year-end financial statements for the year ended September 30, 2014, and  performed procedures related to the financial statements included in the Registrant's quarterly reports on Form 10-Q. The change in the Registrant's auditors was recommended and approved by the Board of Directors of the Registrant.

On July 10, 2015, the Registrant engaged MaloneBailey, LLP, as its independent registered audit firm to audit the Registrant's financial statements for the fiscal year ended August 31, 2015 and to perform procedures related to the financial statements included in the Registrant's quarterly reports on Form 10-Q, beginning with the quarter ending June 30, 2015.

Aggregate fees billed to us for the fiscal years ended August 31, 2015 and September 30, 2014 by our independent registered public accounting firms are as follows:

Types of Fees	2015	2014
Audit Fees (1)	$7,500*	$7,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

*$4,000 attributed to PLS and $3,500 to MaloneBailey, LLP.
(1)
This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the reviews of the interim financial statements.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012
3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012..
3.3	Revised Bylaws of Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on form 8-K filed with the SEC on September 10, 2015.
10.1	Asset Purchase Agreement, between Immage Biotherapeutics Corp. and PepVax,, Inc., dated June 4, 2015, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.
10.2
Memorandum of Understanding by and between Immage Biotherapeutics Corp. and Howard University, dated July 10, 2015, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on July 29, 2015.

10.3	Memorandum of Understanding by and between the Company and Howard University, dated July 10, 2015 incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.
10.4	Executive Employment Agreement with Mahesh Narayanan, dated July 15, 2015, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.
10.5	Executive Employment Agreement with Elton Norman, dated July 15, 2015 incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.
10.6	Executive Employment Agreement with Anton Dormer, dated July 15, 2015 incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.
10.7	Executive Employment Agreement with Daniel Achinko, dated July 15, 2015 incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMAGE BIOTHERAPEUTICS CORP.

Dated: November 3, 2015
By:	/s/ Mou Zhi Cong
Name:	Mou Zhi Cong
Title:	President, Chief Executive Officer and Director

Dated: November 3, 2015
By:	/s/ Elton Norman
Name:	Elton Norman, CPA
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
Signatures	Title	Date

/s/ Mou Zhi Cong	Chief Executive Officer, Director	November 3, 2015
Mou Zhi Cong

/s/ Elton Norman	Chief Financial Officer, Director	November 3, 2015
Elton Norman

/s/ Anton Dormer	Chairman of the Board of Directors	November 3, 2015
Anton Dormer

/s/ Mahesh Narayanan	Director	November 3, 2015
Mahesh Narayanan

IMMAGE BIOTHERAPEUTICS CORP.
(An Exploration Stage Company)
Consolidated Financial Statements
For the years ended August 31, 2015 and 2014

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Immage Biotherapeutics Corp.
Bethesda, MD

We have audited the accompanying balance sheets of Immage Biotherapeutics Corp. (the “Company”) as of August 31, 2015 and the related statements of operations, stockholders’ equity and cash flows for the period from October 1, 2014 through August 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immage Biotherapeutics Corp. as of August 31, 2015 and the results of their operations and their cash flows for the period from October 1, 2014 through August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
November 3, 2015

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
BALANCE SHEETS

	August 31,	September 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$32,678	$2,342
Prepaid expenses	904	-
Total Current Assets	33,582	2,342

Equipment, net	40,370	-
Intangible assets, net	6,214	-
TOTAL ASSETS	$80,166	$2,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$3,493	$1,841
Loans from related parties	47,909	22,116
Total Current Liabilities	51,402	23,957

Stockholders' Equity (Deficit)
Common stock: 200,000,000 authorized; $0.001 par value
143,744,566 and 100,201,045 shares issued and outstanding, respectively	100,807	100,201
Common stock subscribed	3,000	-
Additional paid-in capital	386,313	(89,329)
Subscriptions receivable	(375,000)	-
Accumulated deficit	(86,356)	(32,487)
Total Stockholders' Equity (Deficit)	28,764	(21,615)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$80,166	$2,342

 The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
STATEMENTS OF OPERATIONS

	Eleven Months Ended		Years Ended
	August 31,		September 30,
	2015	2014	2014	2013
		(Unaudited)

Operating Expenses
General and administrative	$10,969	$3,728	$3,728	$3,116
Professional fees	42,900	14,572	14,827	8,895
Total operating expenses	53,869	18,300	18,555	12,011

Loss before income tax	(53,869)	(18,300)	(18,555)	(12,011)

Income tax provision	-	-	-	-

Net loss	$(53,869)	$(18,300)	$(18,555)	$(12,011)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	101,994,394	598,818,619	561,289,638	1,365,000,000

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Common
	Common Stock		Additional	Stock	Subscriptions	Accumulated
	Shares	Amount	Paid-in Capital	Subscribed	Receivable	Deficit	Total

Balance, September 30, 2012	1,365,000,000	$1,365,000	$(1,360,000)	$-	$(5,000)	$(1,921)	$(1,921)
Subscription Received, April 22, 2013	-	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(12,011)	(12,011)
Balance, September 30, 2013	1,365,000,000	$1,365,000	$(1,360,000)	$-	$-	$(13,932)	$(8,932)
Common shares issued for cash at $0.04 per share on October 1, 2013	40,141,045	40,141	(34,259)	-	-		5,882
Common Shares retired on February 6, 2014 for cash of $10	(1,304,940,000)	(1,304,940)	1,304,930	-	-		(10)
Net loss	-	-	-	-	-	(18,555)	(18,555)
Balance, September 30, 2014	100,201,045	$100,201	$(89,329)	$-	$-	$(32,487)	$(21,615)
Common shares issued for cash at $0.125 per share on June 22, 2015	600,000	600	74,400	-	-	-	75,000
Common shares issued for intangible assets	42,943,521	6	6,287	-	-	-	6,293
Common shares subscribed	-	-	372,000	3,000	(375,000)	-	-
Loans forgiven by Previous shareholder	-	-	22,116	-	-	-	22,116
Loans forgiven by related party	-	-	839	-	-	-	839
Net loss	-	-	-	-	-	(53,869)	(53,869)
Balance, August 31, 2015	143,744,566	$100,807	$386,313	$3,000	$(375,000)	$(86,356)	$28,764

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
STATEMENTS OF CASH FLOWS

	Eleven Months Ended		Years Ended
	August 31,		September 30,
	2015	2014	2014	2013
		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,869)	$(18,300)	$(18,555)	$(12,011)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization expense	79	-	-	-
Depreciation expense	685	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(904)	-	-	-
Accounts payable and accrued liabilities	1,652	686	941	150
NET CASH USED IN OPERATING ACTIVITIES	(52,357)	(17,614)	(17,614)	(11,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(41,055)	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	(41,055)	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties	48,748	-	-	-
Loans from previous related party	-	12,053	12,053	9,062
Payment to previous related party	-	(5,184)	(5,184)	-
Proceeds from sale of common stock	75,000	5,882	5,882	-
Payment to retired common stock	-	(10)	(10)	-
Subscription Receivable	-	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,748	12,741	12,741	14,062

Net increase (decrease) in cash and cash equivalents	30,336	(4,873)	(4,873)	2,201
Cash and cash equivalents, beginning of period	2,342	7,215	7,215	5,014
Cash and cash equivalents, end of period	$32,678	$2,342	$2,342	$7,215

Supplemental cash flow information
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

Non-cash investing and financing activities:
Loans forgiven by previous shareholder	$22,116	$-	$-	$-
Loans forgiven by related party	$839	$-	$-	$-
Subscription receivable	$375,000	$-	$-	$-
Common shares issued for intangible assets	$6,293	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
(Formerly EPICURE CHARCOAL, INC.)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Immage Biotherapeutics (the “Company”) was incorporated in the State of Nevada on June 21, 2012 and originally established a fiscal year end of September 30. On September 8, 2015, the Company changed its fiscal year end to August 31, 2015.

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

On May 21, 2015, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Immage Biotherapeutics Corp. The Company was the surviving entity and then changed its name to “Immage Biotherapeutics Corp.” and ticker symbol to “IMMG”.

Following the merger, Immage Biotherapeutics commenced with its business plan to develop as a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources. Even though much of the in vitro will be done with contract research organization, Immage Biotherapeutics will conduct many of the in vitro studies using certain purchased equipment, including but not limited to the expenditure of $40,000 equipment. Following the commencement of the implementation of the business plan and the purchase of equipment, Immage Biotherapeutics ceased being a shell company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and are presented in US dollars.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At August 31, 2015 and September 30, 2014, the Company had $32,678 and $2,342 in cash and cash equivalents, respectively.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amount due to related party. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the fair values of all of our other financial instruments approximate their carrying values current because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Equipment                          5 years

Normal maintenance and repairs for equipment are charged to expense as incurred, while significant improvements that increase the useful life or increase the productive capacity of the asset are capitalized.

Intangible Assets

Intangible assets that are acquired by the Company and have finite useful lives are measured at cost less accumulated amortization and accumulated impairment losses.

Intangible assets are amortized annually on a straight-line basis at the following rates: Patents - 20 years.

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of August 31, 2015 and has determined that no impairment is required.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficiency of $17,820, an accumulated deficit of $86,356. The Company does not have a source of revenue sufficient to cover its operational costs raising substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this in order to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 4 – EQUIPMENT

	August 31, 2015	September 30, 2014
Equipment	$41,055	$-
Less accumulated depreciation	(685)	-
	$40,370	$-

For the eleven months ended August 31, 2015 and years ended September 30, 2014 and 2013, depreciation expense was $685, $0 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

	August 31, 2015	September 30, 2014
Patent	$6,293	$-
Less accumulated amortization	(79)	-
	$6,214	$-

For the eleven months ended August 31, 2015 and years ended September 30, 2014 and 2013, depreciation expense was $79, $0 and $0, respectively.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

During the year ended September 30, 2014, the Company received $22,116 as a loan from its previous shareholder. The loan is payable on demand, unsecured, and non-interest bearing. On May 8, 2015, the balance of the loan was forgiven by the previous shareholder and was recorded as additional paid-in capital.

During the period ended August 31, 2015, the Company had received $41,059 as a loan from current shareholder and $6,850 as a loan from a company owned by current shareholder. Those loans are payable on demand, unsecured, and non-interest bearing.

During the period ended August 31, 2015, the Company had received $839 as a loan from one of the Company’s current officers. The loan was forgiven by the officer during the period.

NOTE 7 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On February 25, 2014 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of 273:1 (the "Forward Stock Split"). The Forward Stock Split became effective on January 31, 2015.  The Company’s common stock was retroactively adjusted to give effect to 273:1 forward stock split.

On October 1, 2013 the company issued 40,141,045 common shares for cash of $5,882.

On February 6, 2014, 1,304,940,000 founder's shares were retired for cash of $10.

On June 4, 2015, the Company issued 42,943,521 common shares to an unaffiliated company for a patent of $6,293.

On June 8, 2015, the Company entered into a subscription agreement with its major shareholders. Pursuant to the agreement, this shareholder will purchase 3,600,000 common shares for $0.125 per share. On June 22, 2015, $75,000 was received by the Company and 600,000 common shares were issued to this shareholder. The remaining 3,000,000 common shares were recorded as common stock subscribed.

As of August 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 8 – INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Eleven Months Ended		Years Ended
	August 31,		September 30,
	2015	2014	2014	2013
Federal income tax benefit attributable to:
Current Operations	$18,315	$6,222	$6,309	$4,084
Less: Valuation Allowance	(18,315)	(6,222)	(6,309)	(4,084)
Net provisions for Federal income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	September 30,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$29,361	$11,046
Less: valuation allowance	(29,361)	(11,046)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $86,356, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.