Form 10-Q
period 2015-11-30
IMMAGE BIOTHERAPEUTICS CORP.
filed 2016-01-19
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-183797
Commission File Number

IMMAGE BIOTHERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10411 Motor City Dr., #750 Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

(480) 339-0181
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes      [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [X] Yes  [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 14, 2016, Immage Biotherapeutics Corp. had 143,144,566 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

IMMAGE BIOTHERAPEUTICS CORP.
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$383,619	$32,678
Prepaid expenses	-	904
Total Current Assets	383,619	33,582

Equipment, net	38,317	40,370
Intangible assets, net	5,952	6,214
TOTAL ASSETS	$427,888	$80,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$7,940	$3,493
Interest Payable	801	-
Loans from related parties	49,409	47,909
Total Current Liabilities	58,150	51,402

Related Party Promissory Note Payable	375,000	-
TOTAL LIABILITIES	$433,150	51,402

Stockholders' Equity (Deficit)
Common stock: 200,000,000 authorized; $0.001 par value
143,744,566 shares issued and outstanding, respectively	100,807	100,807
Common stock subscribed	-	3,000
Additional paid-in capital	14,313	386,313
Subscriptions receivable	-	(375,000)
Accumulated deficit	(120,382)	(86,356)
Total Stockholders' Equity (Deficit)	(5,262)	28,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$427,888	$80,166

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30,
	2015	2014

Operating Expenses
Selling, general and administrative	$19,796	$1,277
Professional	13,429	6,890
Total operating expenses	33,225	8,167

Interest Expense	801	-

Net loss	$(34,026)	$(8,167)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	143,744,566	100,201,647

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended
	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,026)	$(8,167)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization and depreciation expenses	2,315	-
Prepaid expenses	904	-
Accounts payable and accrued liabilities	4,447	5,849
Interest payable	801	-

NET CASH USED IN OPERATING ACTIVITIES	(25,559)	(2,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	375,000	-
Borrowings from related parties	1,600	-
Repayment to related parties	(100)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	376,500	-

Net increase (decrease) in cash and cash equivalents	350,941	(2,318)
Cash and cash equivalents, beginning of period	32,678	2,342
Cash and cash equivalents, end of period	$383,619	$24

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common shares subscribed - cancelled	$375,000	$-

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
November 30, 2015

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KT for the year ended August 31, 2015 filed with the Securities and Exchange Commission on November 3, 2015.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has working capital of $325,469, and an accumulated deficit of $120,382. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On June 8, 2015, the Company entered into a subscription agreement with its major shareholder. Pursuant to the agreement, this shareholder purchased 3,600,000 common shares for $0.125 per share.  On June 22, 2015, $75,000 was received by the Company and 600,000 common shares were issued to this shareholder. The remaining 3,000,000 common shares were recorded as common stock subscribed, and remain unchanged as at November 30, 2015. On September 21, 2015, the Company cancelled this transaction and entered into a promissory note with the major shareholder. (see Notes 5 and 6)

As of November 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

During the period ended November 30, 2015, the Company borrowed $1,600 from related parties,  of which $100 was repaid during the period.

As of November 30, 2015, the Company owes a related party $49,409, an increase of $1,500 from the November 30, 2014 balance of $47,909. The balance is non-interest bearing and due on demand.

On September 21, 2015, a major shareholder loaned the Company $375,000 by way of a promissory note.  The promissory note matures on December 31, 2017, and bears interest at a rate of 2% per annum compounding quarterly.  No payments are required until December 31, 2017. Balance as of November 30, 2015 is $375,000 and interest payable is $801.

NOTE 6 – SUBSEQUENT EVENTS

On December 10, 2015, the Company entered into an agreement to receive consulting and development services for a one-time fee of $24,000 and annual compensation of $15,000 paid in monthly installments.  In addition the consultant is eligible to receive one or more bonus payments dependent on the achievement of certain developmental milestones.

On January 18, 2016, the Company and a major shareholder decided to revoke the promissory note of $375,000 dated September 21, 2015.  The parties elected that the funds of $375,000 provided by the major shareholder to the Company would be in satisfaction and completion of the subscription agreement entered into on June 8, 2015.  Upon revocation of the promissory note it was agreed upon to issue a total of 3,600,000 shares for the total consideration of $450,000.

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

We were incorporated in the State of Nevada as a for profit company on June 21, 2012. We initially intended to sell charcoal made from hard wood for BBQs and restaurants but we did not implement our business model and through the period covered by this report have generated no revenues. On May 21, 2015, we filed Articles of Merger with the Nevada Secretary of State whereby the Company entered into a statutory merger with its wholly-owned subsidiary, Immage Biotherapeutics Corp. The result of which was that we changed our name to “Immage Biotherapeutics Corp.”

On June 4, 2015, we acquired a one hundred percent (100%) interest in a provisional patent application for certain technology known as “MAGE A”, which the Company believes will be converted into a full patent once the in vitro and animal studies are completed. This patent was acquired in exchange for the Company issuing a total of 42,943,521 shares of its common stock.

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

Immunotherapy, which encompasses vaccines, oncolytic viruses, adjuvants, and adoptive t-cell technologies, management believes, could change the entire landscape of oncology. Immage Biotherapeutics will be addressing three challenges that currently exist with immunotherapy:

	make the existing therapies more effective;
	decrease the time it takes to make cancer therapeutics; and
	reduce the cost of immunotherapy.

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

Through anticipated various agreements with biotechnology and pharmaceutical industry companies, Immage Biotherapeutics, will, we contend, be able to accelerate its entry into the immunotherapy development market. The Company will make a point of aggressively protecting its intellectual property, which is the foundation of the Company. With the use of proven bioinformatics tools, and the candidates constructed, Immage Biotherapeutics will be able to enter the immunotherapy market via licensed agreements and research drug development contracts.

MAGE A (Melanoma Cancer/Testis Antigen
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
The Company’s researchers continue to work on this target, enabling continuity of innovation and promoting rapid progress going forward. Immage Biotherapeutics believes there is a strong possibility that new discoveries made by our scientific team and collaborators will be subject to patent protection. In addition to patent protection, Immage Biotherapeutics relies upon proprietary know-how, trade secret rules and regulations, and continuing technological advances to enhance and maintain its competitive position.

Therapeutic and Immuno-adjuvant Product Development Programs

Immage Biotherapeutics management plans to focus of the development of immunotherapy first for breast and later prostate cancer.  Immage Biotherapeutics will rely on publicly-raised financing, product sales, interest income, and corporate partnerships to fund its operations and capital expenditures.
The Company’s business focus will be the following areas:
	Developing a fusion/hybrid antigen cancer vaccine that would not only be HLA free, but also be effective to all the isomers associated with MAGE A, from 1 to 11.
	The identification and development of immunotherapy candidates from our Intellectual Property library for the preparation for human clinical trials using a novel viral vector construct.

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

Current Undertakings
Immage Biotherapeutics is currently proceeding to:
	Develop, characterize, and scale production of a IMT-001 (Immagene ®), a hybrid/fusion protein vaccine for MAGE A;
	Complete pre-IND work for IMT-001;
	Ramp business development efforts aimed at securing strategic partnerships, alliances, and licensees.

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

Results of Operations

For the Three Months Ended November 30, 2015 and 2014:

For the three-month period ended November 30, 2015 we had no revenue. Expenses for the three-month period ended November 30, 2015, totaled $33,225 resulting in a net loss of $34,026 as compared to a net loss of $8,167 for the three months ended November 30, 2014. The increase in net loss for the three-month period ended November 30, 2015, is a result of professional fees in the amount of $13,429 and office and general expense of $19,796 as compared to professional fees in the amount of $6,890 and office and general expense of $1,277 for the three month period ended November 30, 2014. Our professional fees and selling, general and administrative increased due to the activity involved in acquiring our intellectual property.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, relative to our annual financial statements for the fiscal year ended August 31, 2015, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. At that time, the Company did not have a source of revenue or assets sufficient to cover its operating costs. However, since that time we raised: (a) $375,000 in proceeds from debt financing; and (b) $1,600 from borrowings from a related party. As of November 30, 2015, we have a total of $383,619 in current assets, which we believe will be sufficient to meet our operating expenses for the next twelve (12) months.

As of November 30, 2015, we had $383,619 in cash as compared to $32,678 in cash at August 31, 2015. Prior to November 30, 2015, the Company received $375,000 proceeds from the issuance of a promissory note to a related party. During the period ended November 30, 2015, the Company also received a loan from one of its current officers in the amount of $1,600 as a loan from a current related party and the loan was repaid during the quarter ended November 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 13, 2016 Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties
Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended November 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent to the end of the quarter ended November 30, 2015, the Company and Coventry International Limited, a Hong Kong corporation (“Coventry”), decided to revoke the promissory note of $375,000 dated September 21, 2015, that the Company issued to Coventry (the “Note”). The parties elected that the funds of $375,000 provided by Coventry to the Company would be in satisfaction and completion of that certain Subscription Agreement entered into by and between the Company and Coventry on or about June 10, 2015 (the “Subscription Agreement”), whereby Coventry agreed to purchase a total of 3.6 million shares of the Company’s common stock at a price of $0.125 per share or a total subscription price of $450,000. Per the terms of such Subscription Agreement, Coventry paid $75,000 to the Company on June 22, 2015. The remaining $375,000 was to be provided by Coventry to the Company upon the earlier of: (a) sixty days from the date of the Subscription Agreement; and (b) the Company’s acquisition of a fifty-on percent (51%) interest in the MAGE-A technology from PepVax Inc.

Prior to the payment of the remaining $375,000 by Coventry, the parties agreed that such payment would be in the form of a loan to the Company and the Company issued the Note. On January 18, 2016, the parties agreed to revoke the Note and agreed that a total of 3.6 million shares would be issued to Coventry for the total consideration of $450,000.
Item 6. Exhibits.

3.1
Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

10.1	Asset Purchase Agreement, between Immage Biotherapeutics Corp. and PepVax, Inc., dated June 4, 2015.*

10.2	Subscription Agreement between Immage Biotherapeutics Corp. and Coventry International Limited, a Hong Kong corporation, dated July 10, 2015.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*
*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immage Biotherapeutics Corp. (Registrant)

Date: January 19, 2016	By:	/s/ Mou Zhi Cong
Zhi Cong Mou
Title
President and Director Principal and Executive Officer

Date: January 19, 2016	By:	/s/ Elton F. Norman
Elton F. Norman
Chief Financial Officer and Director Principal Financial Officer