Form 10-Q
period 2016-02-29
IMMAGE BIOTHERAPEUTICS CORP.
filed 2016-04-14
CIK 1564273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-183797
Commission File Number

IMMAGE BIOTHERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105011 Motor City Dr., Ste. 750 Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes      [X] No

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

As of February 29, 2016, Immage Biotherapeutics Corp. had 146,744,566 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMMAGE BIOTHERAPEUTICS CORP.
BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$327,770	$32,678
Prepaid expenses	-	904
Total Current Assets	327,770	33,582

Equipment, net	36,264	40,370
Intangible assets, net	5,690	6,214
TOTAL ASSETS	$369,724	$80,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,814	$3,493
Loans from related parties	52,767	47,909
Total Current Liabilities	69,581	51,402
TOTAL LIABILITIES	69,581	51,402

Stockholders' Equity
Common stock: 200,000,000 authorized; $0.001 par value
146,744,566 and 143,744,566 shares issued and outstanding, respectively	146,745	143,745
Common stock subscribed	-	3,000
Additional paid-in capital	343,375	343,375
Subscriptions receivable	-	(375,000)
Accumulated deficit	(189,977)	(86,356)
Total Stockholders' Equity	300,143	28,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$369,724	$80,166

The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Operating Expenses
Selling, general and administrative	$27,292	$845	$47,889	$2,122
Professional	7,628	1,000	21,057	7,890
Research and development	34,675	-	34,675	-
Total operating expenses	69,595	1,845	103,621	10,012

Net loss	$(69,595)	$(1,845)	$(103,621)	$(10,012)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	143,975,266	100,201,045	143,860,066	100,201,045

The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,621)	$(10,012)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	4,630	-
Changes in operating assets and liabilities:
Prepaid expenses	904	-
Accounts payable and accrued liabilities	13,321	7,694

NET CASH USED IN OPERATING ACTIVITIES	(84,766)	(2,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	375,000	-
Borrowings from related parties	11,316	-
Repayments to related parties	(6,458)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,858	-

Net increase (decrease) in cash and cash equivalents	295,092	(2,318)
Cash and cash equivalents, beginning of period	32,678	2,342
Cash and cash equivalents, end of period	$327,770	$24

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Cancellation of subscribed common shares	$375,000	$-
Revocation of note and issuance of common shares	$375,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

 IMMAGE BIOTHERAPEUTICS CORP.
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2016
 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Immage Biotherapeutics (“we”, “our”, the “Company”) was incorporated in the State of Nevada on June 21, 2012 and originally established a fiscal year end of September 30. On September 8, 2015, the Company changed its fiscal year end to August 31, 2015.

Immage Biotherapeutics is a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Securities and Exchange Commission on November 3, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are expensed as incurred. During the years period ended February 29, 2016 $34,675, were expensed as research and development costs.

NOTE 3 – GOING CONCERN

The Company’s interim financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital of $258,189, and accumulated deficit of $189,977. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its operations by way of share issuances and advances from related parties.

NOTE 4 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On June 8, 2015, the Company entered into a subscription agreement with its majority shareholder. Pursuant to the agreement, this shareholder purchased 3,600,000 common shares for $0.125 per share.  On June 22, 2015, $75,000 was received by the Company and 600,000 common shares were issued to this shareholder. The remaining $375,000 for 3,000,000 subscribed common shares was recorded as subscription receivable as at August 31, 2015. On September 21, 2015, the Company cancelled this transaction and entered into a promissory note with the majority shareholder (see note #5). On January 18, 2016, the Company and the majority shareholder decided to revoke the promissory note of $375,000 dated September 21, 2015. The parties elected that the funds of $375,000 provided by the majority shareholder to the Company would be in satisfaction and completion of the subscription agreement entered into on June 8, 2015. Upon revocation of the promissory note it was agreed upon to issue a total of 3,000,000 shares for the total consideration of $375,000 which was received in October 2015.

As of February 29, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

During the period ended February 29, 2016, the Company received an advance of $11,316 from the related parities by the way of loan and repaid $6,458 to the related parties. As at February 29, 2016 and August 31, 2015, the Company was obligated to the related parties, for an unsecured, non-interest bearing demand loan with a balance of $52,767 and $47,909, respectively.

On September 21, 2015, a major shareholder loaned the Company $375,000 by way of a promissory note.  The promissory note matures on December 31, 2017, and bears interest at a rate of 2% per annum compounding quarterly. No payments are required until December 31, 2017. During the period ended February 29, 2016, this note was revoked and previous accrued interest was reversed (see Note 4).

NOTE 6 – COMMITMENTS

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

Immunotherapy, which encompasses vaccines, oncolytic viruses, adjuvants, and adoptive t-cell technologies, management believes, could change the entire landscape of oncology. Immage Biotherapeutics will be addressing three challenges that currently exist with immunotherapy:

●	make the existing therapies more effective;
●	decrease the time it takes to make cancer therapeutics; and
●	reduce the cost of immunotherapy.

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

Through anticipated various agreements with the biotechnology and pharmaceutical industry, Immage Biotherapeutics, will, we contend, be able to accelerate its entry into the immunotherapy development market. The Company will make a point of aggressively protecting its intellectual property, which is the foundation of the Company. With the use of proven bioinformatics tools, and the candidates constructed, Immage Biotherapeutics will be able to enter the immunotherapy market via licensed agreements and research drug development contracts.

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

Therapeutic and Immuno-adjuvant Product Development Programs

Immage Biotherapeutics management plans to focus first on the development of immunotherapy for breast cancer.  Immage Biotherapeutics will rely on publicly-raised financing, product sales, interest income, and corporate partnerships to fund its operations and capital expenditures.

The Company’s business focus will be the following areas:

●	Developing a fusion/hybrid antigen cancer vaccine that would not only be HLA free, but also be effective to all the isomers associated with MAGE A, from 1 to 11.
●	The identification and development of immunotherapy candidates from our Intellectual Property library for the preparation for human clinical trials using a novel viral vector construct.

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

Current Undertakings

Immage Biotherapeutics is currently proceeding to:

●	Develop, characterize, and scale production of a IMT-001 (Immagene ®), a hybrid/fusion protein vaccine for MAGE A;
●	Complete pre-IND work for IMT-001;
●	Ramp business development efforts aimed at securing strategic partnerships, alliances, and licensees.

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

Results of Operations

For the Three Months Ended February 29, 2016 and 2015:

For the three-month period ended February 29, 2016 we had no revenue. Expenses for the three-month period ended February 29, 2016, totaled $69,595 resulting in a net loss of $69,595 as compared to a net loss of $1,845 for the three months ended February 29, 2015. The increase in net loss for the three-month period ended February 29, 2016, is a result of professional fees in the amount of $7,628 and office and general expense of $27,292 as compared to professional fees in the amount of $1,000 and office and general expense of $845 for the three-month period ended February 29, 2015. Our professional fees and selling, general and administrative increased due to the activity involved in acquiring our intellectual property.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, relative to our annual financial statements for the fiscal year ended August 31, 2015, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. At that time, the Company did not have a source of revenue or assets sufficient to cover its operating costs. However, since that time we raised: (a) $375,000 in proceeds from debt financing; and (b) $1,600 from borrowings from a related party. As of February 29, 2016, we have a total of $327,770 in current assets, which we believe will be sufficient to meet our operating expenses for the next twelve (12) months.

As of February 29, 2016, we had $327,770 in cash as compared to $32,678 in cash at August 31, 2015. Prior to February 29, 2016, the Company received $375,000 proceeds from the issuance of a promissory note to a related party. This note was revoked and shares were issued for the proceeds as detailed above and below in this report.  During the period ended February 29, 2016, the Company also received a loan from related parties in the amount of $11,316 and $6,458 of such loan was repaid during the quarter ended February 29, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2016, the Company and Coventry International Limited, a Hong Kong corporation (“Coventry”), decide to revoke the promissory note of $375,000 dated September 21, 2015, that the Company issued to Coventry (the “Note”). The parties elected that the funds of $375,000 provided by Coventry to the Company would be in satisfaction and completion of that certain Subscription Agreement entered into by and between the Company and Coventry on or about June 10, 2015 (the “Subscription Agreement”), whereby Coventry agreed to purchase a total of 3.6 million shares of the Company’s common stock at a price of $0.125 per share or a total subscription price of $450,000. Per the terms of such Subscription Agreement, Coventry paid $75,000 to the Company on June 22, 2015. The remaining $375,000 was to be provided Coventry to the Company upon the earlier of: (a) sixty days from the date of the Subscription Agreement; and (b) the Company’s acquisition of a fifty-on percent (51%) interest in the MAGE-A technology from PepVax Inc.

Prior to the payment of the remaining $375,000 by Coventry, the parties agreed that such payment would be in the form of a loan to the Company and the Company issued the Note. On January 18, 2016, the parties agreed to revoke the Note and agreed that a total of 3.6 million shares would be issued to Coventry for the total consideration of $450,000

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended February 29, 2016.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1
Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

10.1	Asset Purchase Agreement, between Immage Biotherapeutics Corp. and PepVax, Inc., dated June 4, 2015. *

10.2	Subscription Agreement between Immage Biotherapeutics Corp. and Coventry International Limited, a Hong Kong corporation, dated July 10, 2015.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*
*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immage Biotherapeutics Corp.
(Registrant)

Date: April 14, 2016	By: /s/ Zhi Cong Mou
Zhi Cong Mou
President and Director
Principal and Executive Officer

Date: April 14, 2016	By: /s/ Elton F. Norman
Elton F. Norman
Chief Financial Officer and Director
Principal Financial Officer