Form 10-Q
period 2016-05-31
IMMAGE BIOTHERAPEUTICS CORP.
filed 2016-07-15
CIK 1564273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

333-185368

Commission File Number

IMMAGE BIOTHERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10411 Motor City Dr., Suite 750 Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

(866) 692-2939

(Registrant's telephone number, including area code)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company [X]	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☒ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 10, 2016, Immage Biotherapeutics Corp. had 146,744,566 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMAGE BIOTHERAPEUTICS CORP.

Balance Sheets

	May 31,	August 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$265,492	$32,678
Prepaid expenses	-	904
Total Current Assets	265,492	33,582

Equipment, net	34,211	40,370
Intangible assets, net	5,428	6,214
TOTAL ASSETS	$305,131	$80,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,080	$3,493
Loans from related parties	52,767	47,909
Total Current Liabilities	55,847	51,402
TOTAL LIABILITIES	$55,847	$51,402

Stockholders' Equity
Common stock: 200,000,000 authorized; $0.001 par value 146,744,566 and 143,744,566 shares issued and outstanding, respectively	146,745	143,745
Common stock subscribed	-	3,000
Additional paid-in capital	343,375	343,375
Subscriptions receivable	-	(375,000)
Accumulated deficit	(240,836)	(86,356)
Total Stockholders' Equity	249,284	28,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$305,131	$80,166

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.

Statement of Operations

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	$25,966	$2,145	$73,855	$4,267
Professional	15,181	12,592	36,238	20,482
Research and development	9,712	-	44,387	-
Total operating expenses	50,859	14,737	154,480	24,749

Net loss	$(50,859)	$(14,737)	$(154,480)	$(24,749)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	146,744,566	100,201,647	144,828,466	100,201,647

The accompanying notes are an integral part of these unaudited financial statements

IMMAGE BIOTHERAPEUTICS CORP.

Statement of Cash Flows

(Unaudited)

	Nine months ended
	May 31,	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,480)	$(24,749)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expenses	6,945	-
Changes in operating assets and liabilities:
Prepaid expenses	904	-
Accounts payable and accrued liabilities	(413)	11,695

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(147,044)	(13,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	375,000	-
Borrowings from related parties	11,316	-
Repayments to related parties	(6,458)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,858	-

Net increase (decrease) in cash and cash equivalents	232,814	(13,054)
Cash and cash equivalents, beginning of period	32,678	2,342
Cash and cash equivalents, end of period	$265,492	$(10,712)

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Cancellation of subscribed common shares	$375,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

 IMMAGE BIOTHERAPEUTICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Immage Biotherapeutics ("we", "our", the "Company") was incorporated in the State of Nevada on June 21, 2012 and originally established a fiscal year end of September 30. On September 8, 2015, the Company changed its fiscal year end to August 31, 2015.

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

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are expensed as incurred. During the nine month period ended May 31, 2016 $44,387, was expensed as research and development costs.

NOTE 3 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On June 8, 2015, the Company entered into a subscription agreement with its major shareholder. Pursuant to the agreement, this shareholder purchased 3,600,000 common shares for $0.125 per share. On June 22, 2015, $75,000 was received by the Company and 600,000 common shares were issued to this shareholder. The remaining $375,000 for 3,000,000 subscribed common shares was recorded as subscription receivable as at August 31, 2015. On September 21, 2015, the Company cancelled this transaction and entered into a promissory note with the majority shareholder (see note #4). On January 18, 2016, the Company and a major shareholder decided to revoke the promissory note of $375,000 dated September 21, 2015. The parties elected that the funds of $375,000 provided by the major shareholder to the Company would be in satisfaction and completion of the subscription agreement entered into on June 8, 2015. Upon revocation of the promissory note it was agreed upon to issue a total of 3,000,000 shares for the total consideration of $375,000 which was received in October 2015.

As of May 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

During the nine month period ended May 31, 2016, the Company received an advance of $11,316 from the related parities by the way of loan and repaid $6,458 to the related parties. As at May 31, 2016 and August 31, 2015, the Company was obligated to the related parties, for an unsecured, non-interest bearing demand loan with a balance of $52,767 and $47,909, respectively.

On September 21, 2015, a major shareholder loaned the Company $375,000 by way of a promissory note. The promissory note was set to mature on December 31, 2017, with an interest at a rate of 2% per annum compounding quarterly, however, during the period ended May 31, 2016, this note was revoked and previous accrued interest was reversed.

NOTE 5 – COMMITMENTS

On December 10, 2015, the Company entered into an agreement to receive consulting and development services for a one-time fee of $24,000 and annual compensation of $15,000 paid in monthly installments. In addition the consultant is eligible to receive one or more bonus payments dependent on the achievement of certain developmental milestones.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to May 31, 2016, the Company entered into a license agreement with a related party which grants the Company usage of a provisional patent application and any resulting patent in exchange for 5,000,000 common shares which have not yet been issued. The agreement terminates on the expiry date of the patent if obtained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We were incorporated in the State of Nevada as a for profit company on June 21, 2012. We initially intended to sell charcoal made from hard wood for BBQs and restaurants but we did not implement our business model and through the period covered by this report have generated no revenues. On May 21, 2015, we filed Articles of Merger with the Nevada Secretary of State whereby the Company entered into a statutory merger with its wholly-owned subsidiary, Immage Biotherapeutics Corp. The result of which was that we changed our name to "Immage Biotherapeutics Corp."

On June 4, 2015, we acquired a one hundred percent (100%) interest in a provisional patent application for certain technology known as "MAGE A", which the Company believes will be converted into a full patent once the in vitro and animal studies are completed. This patent was acquired in exchange for the Company issuing a total of 42,943,521 shares of its common stock.

Our Business

Immage Biotherapeutics is a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources.

Immage Biotherapeutics is an early-stage biotechnology company developing novel immunotherapy biologics to treat various cancers. Immage Biotherapeutics' co-founder, Dr. Anton Dormer, is a leading expert in peptide design and protein development through computational biology, having developed bioinformatics tools for cancer drug development. Co-founder Mr. Mahesh Narayanan is an experienced entrepreneur in the field of biotechnology, leading the business development strategies for Immage Biotherapeutics.

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

The Company

Immage Biotherapeutics was formed to develop, market, and license its patented immunotherapy candidate for MAGE A (see below). Since the Company will have a small corporate footprint, management anticipates, but cannot guarantee, profitability is expected within three to four years of full operation, which began in September 2015. The cancer immunotherapy is proving to be a significant platform from which to launch additional product lines targeting cancers.

Through anticipated various agreements with companies in the biotechnology and pharmaceutical industries, management believes that Immage Biotherapeutics will be able to accelerate its entry into the immunotherapy development market. The Company will make a point of aggressively protecting its intellectual property, which is the foundation of the Company. With the use of proven bioinformatics tools, and the candidates constructed, Immage Biotherapeutics will be able to enter the immunotherapy market via licensed agreements and research drug development contracts with pharmaceutical companies.

MAGE A (Melanoma Cancer/Testis Antigen)

MAGE-A (melanoma-associated antigen-A) gene was originally thought to be silent proteins in normal adult tissue, but is actually expressed in various tumors. The presence of these antigens on tumor cells has been associated with worse prognosis, such as shorter survival rate in cancer patients.

We have determined that MAGE-A-derived peptides and small proteins elicit a strong in vitro T-cell response against tumor cells. MAGE-A transcripts are more frequently expressed in breast and prostate carcinomas that can be recognized by autologous CTLs on the surface of tumor cells in association with various classical HLA (human leukocyte antigen) molecules. The HLA system is the locus of genes that encode for proteins on the surface of cells that are responsible for regulation of the immune system in humans.

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

Intellectual Property

Immage Biotherapeutics has a provisional patent application for its MAGE A candidate which, we believe, will be converted to a full patent once our in vitro and animal studies are complete. The drug is the result of nearly a decade of significant discovery and development work within the industry.

The Company's researchers continue to work on this target, enabling continuity of innovation and promoting rapid progress going forward. Immage Biotherapeutics believes there is a strong possibility that new discoveries made by our scientific team and collaborators will be subject to patent protection. In addition to patent protection, Immage Biotherapeutics replies upon proprietary know-how, trade secret rules and regulations, and continuing technological advances to enhance and maintain its competitive position.

Therapeutic and Immuno-adjuvant Product Development Programs

Immage Biotherapeutics management plans to focus on the development of immunotherapy for breast and prostate cancer. Immage Biotherapeutics will rely on publicly-raised financing, product sales, interest income, and corporate partnerships to fund its operations and capital expenditures.

The Company's business focus will be the following areas:

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

Management and Organization

We contend that Immage Biotherapeutics's management team brings with it the ability to design in vitro trials in coordination with our outsourced partners, monitor the trials, raise necessary funding, and develop new technologies through cutting-edge research and development. In addition, the members of the management team have experience in setting up the necessary infrastructure for early-stage companies that will ultimately make them successful. In the case of Immage Biotherapeutics, we believe both the advisory board and board of directors are exceptional individuals in their respective fields.

Current Undertakings

Immage Biotherapeutics is currently proceeding to:

☐	Develop, characterize, and scale production of a IMT-001 (Immagene ®), a hybrid/fusion protein vaccine for MAGE A;

☐	Complete pre-IND work for IMT-001;

☐	Ramp business development efforts aimed at securing strategic partnerships, alliances, and licensees.

Immage Biotherapeutics' Company History

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

Results of Operations

For the Three Months Ended May 31, 2016 and 2015:

For the three-month period ended May 31, 2016 we had no revenue. Expenses for the three-month period ended May 31, 2016, totaled $50,859 resulting in a net loss of $50,859 as compared to a net loss of $14,737 for the three months ended May 31, 2015. For the three-month period ended May 31, 2016, office and general expenses were $25,966 and research and development expenses were $9,712 as compared to office and general expenses of $2,145 and research and development expenses of $0 for the three-month period ended May 31, 2015. Professional fees for the three-month period ended May 31, 2016 were $15,181 compared to professional fees of $12,592 for the three-month period ended May 31, 2015.

For the three-month period ended May 31, 2016, our office and general expenses increased by approximately $24,000, primarily due to an increase in salaries and wages of approximately $17,000. Research and development expenses increased by approximately $9,700 due to additional research and development programs initiated by the Company during the period ending May 31, 2016, and our professional fees increased by approximately $2,500 due to accounting and audit related activities.

For the Nine Months Ended May 31, 2016 and 2015:

For the nine-month period ended May 31, 2016 we had no revenue. Expenses for the nine-month period ended May 31, 2016, totaled $154,480 resulting in a net loss of $154,480 as compared to a net loss of $24,749 for the nine months ended May 31, 2015. For the nine-month period ended May 31, 2016, office and general expenses were $73,855, professional fees were $36,238, and research and development expenses were $44,387, as compared to office and general expenses of $4,267, professional fees of $20,482, and research and development expenses of $0 for the nine-month period ended May 31, 2015.

For the nine-month period ended May 31, 2016, our office and general expenses increased by approximately $70,000, primarily due to an increase in salaries and wages of approximately $59,000, and amortization of equipment and intangible assets of $7,000. Professional fees increased by approximately $16,000, primarily due to an increase in investor relation activities of $13,000. Research and development expenses increased by approximately $44,000 due to research and development programs initiated by the company during the year.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, relative to our annual financial statements for the fiscal year ended August 31, 2015, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. At that time, the Company did not have a source of revenue or assets sufficient to cover its operating costs. On September 21, 2015, a major shareholder loaned the Company $375,000 by way of a promissory note. During the nine-month period ended May 31, 2016, this note was revoked and previous accrued interest was reversed. Upon revocation of the note it was agreed upon to issue a total of 3,000,000 shares for total consideration of $375,000 which was received in October 2015. (See Notes 4 and 5 of the Financial Statements included in this Quarterly Report). As of May 31, 2016, we have a total of $265,492 in current assets, which we believe will be sufficient to meet our operating expenses for the next twelve (12) months. As of May 31, 2016, based on management's estimate and current cash balance of the Company, the "going concern" opinion has been removed.

As of May 31, 2016, we had $265,492 in cash as compared to $32,678 in cash at August 31, 2015. Prior to May 31, 2016, the Company received $375,000 proceeds from the issuance of a promissory note to a related party. This note was revoked and shares were issued for the proceeds as detailed above and in the financial statements included in this Quarterly Report. During the nine-month period ended May 31, 2016, the Company also received a loan from related parties in the amount of $11,316 and $6,458 of such loan was repaid during the nine-month period ended May 31, 2016.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

There were no sales or repurchases of common stock during the quarter ended May 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 2, 2016, the Company entered into a License Agreement (the "License Agreement") with PepVax, Inc. Immediately prior to the date of the License Agreement, PepVax, Inc. owned 42,943,521 shares, or 29.26%, of the Company's issued and outstanding shares of common stock. Pursuant to the License Agreement, PepVax, Inc. granted the Company a worldwide, unrestrictive, perpetual, royalty-free and irrevocable license in a provisional patent, and any resulting patent, for SMART Plasmid DNA TM with respect to the Company's MAGE A immunotherapy only, in exchange for 5 million shares of the Company's common stock. The SMART Plasmid DNA TM based delivery system will be used to deliver any drug developed by the Company into humans. This system is required because the drug cannot be administered directly to humans and it makes the drug safer because the dosage can be smaller using the delivery system. The 5,000,000 shares related to the License Agreement have not yet been issued.

Item 6. Exhibits.

3.1

Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1to the Registrant's registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

10.1

Asset Purchase Agreement, between Immage Biotherapeutics Corp. and PepVax, Inc., dated June 4, 2015 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 29, 2015, file number 333-185368.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immage Biotherapeutics Corp. (Registrant)

Date: July 15, 2016	By:	/s/ Zhi Cong Mou
Zhi Cong Mou
President and Director
Principal and Executive Officer

Date: July 15, 2016	By:	/s/ Elton F. Norman
Elton F. Norman
Chief Financial Officer and Director
Principal Financial Officer

