Form 10-K
period 2016-08-31
IMMAGE BIOTHERAPEUTICS CORP.
filed 2016-12-08
CIK 1564273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185368

IMMAGE BIOTHERAPEUTICS CORP.
(Name of small business issuer as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10411 Motor City Dr.,

Bethesda, MD 20817

(Address of principal executive offices)

(866-692-2939)
(Issuer’s telephone number)

______________________________________________

(Former name or former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer o	☐
Non-accelerated filer	☐	Smaller reporting company x	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 4, 2016 (which is the day closest to the last business day of the registrant's most recently completed second fiscal quarter on which trading took place) was $22,891,062. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share (the "Common Stock"), as of December 7, 2016, was 151,744,566.

Documents Incorporated By Reference: None

Immage Biotherapeutics Corp.

CERTIFICATIONS

Exhibit 31 – Management certifications

Exhibit 32 – Sarbanes-Oxley Act

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) our ability to obtain and retain sufficient capital for future operations, and (dc our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

The Company is intending to proceed to complete development of its lead pre-IND programs and enter Phase I clinical trials with its first therapeutic candidate.

The Company

Immage Biotherapeutics was formed to develop, market, and license its patented immunotherapy candidate for MAGE A (see below). Since the Company will have a small corporate footprint, management anticipates and expects, but cannot guarantee, profitability within three to four years of full operation. Cancer immunotherapy is proving to be a significant platform from which to launch additional product lines targeting cancers.

Through anticipated various agreements with biotechnology and pharmaceutical industry, Immage Biotherapeutics, will, we contend, be able to accelerate its entry into the immunotherapy development market. Company operations are beginning to stabilize due to increasing investments and maintenance of operating expenses. The Company will make a point of aggressively protecting its intellectual property, which is the foundation of the Company. With the use of proven bioinformatics tools, and the candidates constructed, Immage Biotherapeutics expects it will be able to enter the immunotherapy market via licensed agreements and research drug development contracts.

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

Because the MAGE-A genes are expressed in a variety of malignant tissues and absent in normal tissues other than the placenta and testis, their tumor-associated expression fusion proteins provide potential implications as targets for active immunotherapy. While the actual functions of these proteins are unknown, specific immunotherapies have already been initiated in melanoma patients by other parties

Intellectual Property

Immage Biotherapeutics has filed a provisional patent application for its MAGE A candidate which, we believe, will be converted to a full patent once the in vitro and animal studies are complete. The drug is the result of nearly a decade years of significant discovery and development work within the industry.

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

Therapeutic and Immuno-adjuvant Product Development Programs

Immage Biotherapeutics management plans to focus on the development of immunotherapy for breast cancer. Immage Biotherapeutics will rely on publicly-raised financing, product sales, interest income, and corporate partnerships to fund its operations and capital expenditures.

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

Marketing and Sales Plan

Immage Biotherapeutics management plans to create licensing and contract research agreements with established pharmaceutical and biotechnology companies, which are looking for novel cancer therapeutics. Immage Biotherapeutics, we contend, will be able to accelerate its entry into the cancer market. Our breast cancer therapeutic will be a first-to-market drug for immunotherapy.

Management and Organization

We contend that Immage Biotherapeutics ’s management team brings with it the ability to, design in vitro trials in coordination with our outsourced partners, monitor the trials, raise necessary funding, and develop new technologies through cutting-edge research and development. In addition, the members of the management team have experience in setting up the necessary infrastructure for early-stage companies that will ultimately make them successful. In the case of Immage Biotherapeutics, we believe both the advisory board and board of directors are exceptional individuals in their respective fields.

Current Undertakings

Immage Biotherapeutics is currently proceeding to:

•	Develop, characterize, and scale production of a IMT-001 (Immagene Ò), a hybrid/fusion protein vaccine for MAGE A;

•	Complete pre-IND work for IMT-001;

•	Ramp business development efforts aimed at securing strategic partnerships, alliances, and licensees.

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

Therefore, the Company intends to enter agreements with drug development partners that are interested in cutting edge immunotherapies products. Company operations will be design to increase revenues and maintenance of operating expenses. The Company management intends to aggressively protect its intellectual property, not only the peptide immunotherapies formulations, but also its trade names. With the peptide immunotherapies formulation, Immage Biotherapeutics expects it will be able to enter the immunotherapies markets and focus on early licensing of our products.

Marketing Plan: Industry Profile: Current Size and Growth Potential

Immage Biotherapeutics will focus on the use of bioinformatics tools to develop protein immunotherapies for tumor disease. The Company worked in conjunction with Pepvax Inc. and procured a provisional patent which was filed in late 2015. On June 4, 2015, the Company and PepVax, Inc., executed that certain Asset Purchase Agreement (the “Agreement”), in which the Company purchased 51% of the Patent Rights to the MAGE-A technology (the “Technology”) from PepVax, Inc. Pursuant to the Agreement and upon PepVax filing for a provisional patent application for the Technology, PepVax, Inc. sold the Patent Rights (as defined in the Agreement) and received shares of the Company Common Stock equal to Thirty Percent (29.26%) of the Corporation’s issued and outstanding shares (the “Consideration”). The transaction has closed as PepVax, Inc. has applied for the provisional patent, fulfilling the transaction conditions to closing. Accordingly, PepVax has been issued thirty percent (29.26%) of the Company shares of common stock for the rights to the Patent (specifically 42,943,521 shares of common stock) and the Company will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, for late 2016). The Agreement was disclosed as Exhibit 10.1 in the Current Report on Form 8-K filed by the Company on July 29, 2015. The Company has issued PepVax, Inc. 42,943,521 shares of common stock pursuant to the terms and conditions of the Agreement.

On June 2, 2016, the Company entered into a License Agreement (the "License Agreement") with PepVax, Inc. Immediately prior to the date of the License Agreement, PepVax, Inc. owned 42,943,521 shares, or 29.26%, of the Company's issued and outstanding shares of common stock. Pursuant to the License Agreement, PepVax, Inc. granted the Company a worldwide, unrestrictive, perpetual, royalty-free and irrevocable license in a provisional patent, and any resulting patent, for SMART Plasmid DNA TM with respect to the Company's MAGE A immunotherapy only, in exchange for 5 million shares of the Company's common stock. PepVax, Inc. filed the provisional patent application for the SMART Plasmid DNA TM in April, 2016. The patent application is expected to be filed in early 2017. The SMART Plasmid DNA TM based delivery system will be used to deliver any drug developed by the Company into humans. This system is required because the drug cannot be administered directly to humans and it makes the drug safer because the dosage can be smaller using the delivery system. The 5,000,000 shares related to the License Agreement was issued in October 2016 .

According to Vertical Edge Limited (http://www.companiesandmarkets.com/News/Healthcare-and-Medical/US-cancer-vaccine-market-to-increase-at-a-CAGR-of-5-3/NI5300) (which information is expressly not incorporated into the report), the growth of the United States immunotherapies market for cancer will increase at a compounding rate annually of 5.3% during the next six years. This means that the market (according to Vertical Edge Limited) will grow from a value of $12.8 billion to about $17.4 billion by the year 2018. Therefore, the cancer immunotherapies market in the United States is one that is growing and provides, we believe, great opportunities for innovative companies such as Immage Biotherapeutics. In addition, it must be noted that Americans (according to Vertical Edge Limited) spends about $230 billion each year dealing with the treatment, aftercare, and the residual effect of cancer. Sadly, approximately, 1.5 million United States citizens (according to Vertical Edge Limited ) are diagnosed with cancer each year. Therefore, we contend that there is an urgent need for cancer immunotherapies due to the increasing incidences of the pathology and the need to prevent, control, and treat the disease not only in America, but across the world, since the United States consists of a 49% share of the cancer immunotherapies market globally(according to Vertical Edge Limited). The again lend itself to both domestic and international opportunities. Approximately 15% of the United States cancer market is considered therapeutic, but this segment of the cancer immunotherapies market is expected (according to Vertical Edge Limited) to drastically increase after 2016 due to the increase focus on developing immunotherapies to many difference types of tumors.

There are two major segments to the immunotherapies industry: adult immunotherapies and pediatric immunotherapies. Though the pediatric immunotherapies market is larger, adult immunotherapies market is growing faster. The Kalorama Information report entitled The World Market for Cancer Therapeutics and Biotherapeutics (Chemotherapy Agents, Interleukins/interferons, Monoclonal Antibodies, Hormone and Other Therapies), 4th Edition (which information is expressly not incorporated into the report), estimated the adult immunotherapies market, which consisted mostly of immunotherapies to infectious disease, to be about $12.5 billion. This was an increase from $10.1 billion and due mostly to the sale of infectious diseases. The sales of adult immunotherapies are estimated to increase at an annual compounded rate of 10.3% over the time period of 2010 to 2016.

Industry Trends

As mentioned, the United States spends billions of dollars to treat cancer each year. This trend will increase as the American and worldwide population of older individuals rises. Cancer is disease of aging that disproportionately affects older adults and often results in considerable public health consequences (Schmidlin, 2012). As the United States population continues to live longer, the incidence of cancer is also expected to rise, creating increasing demand for therapeutic immunotherapies. One of the fastest growing segments of the drug development market is for novel therapies such as in silico designed drugs. Our compounds will need to demonstrate that these therapies have the possibility to not only treat cancers but also counter the high costs of clinical trials by the cost savings of in silico drug development and Clinical Research Operations (CROs). The protein immunotherapy candidate patented by Immage Biotherapeutics will allow for licenses of our product to obtain such results. The Company worked in conjunction with Pepvax Inc. to procure a provisional patent which was filed in August 2015. The provisional patent application was amended and refiled in October 2016. PepVax Inc. received thirty percent (29.26%) of the Company shares of common stock for the rights to the patent and the Company will focus on developing the provisional patent into a final patent (anticipated, but not guaranteed, to be filed in the second quarter of 2017).

Other Characteristics

Immage Biotherapeutics’ products are planned to be licensed and sold worldwide. The Company's products are planned to be licensed directly and primarily to domestic and foreign biotechnology and pharmaceutical firms and academics. Academics researchers can obtain either an exclusion or non-exclusive license. An exclusive license in one is which the investigator will take on the responsibility of advancing the product as if it was their invention by adding value to the product via in vitro, in vivo or human trails. A non-exclusive license in one in which an academic investigation has only a basic science interest in the product to study a non-commercial aspect of the production functionality.

Licensing and Sales Channels

Immage Biotherapeutics intends to enter into exclusive licensing agreements with other drug development companies whether in the United States or abroad. Immage Biotherapeutics also plan to enter into exclusive and non-exclusive licensing agreements with academic researches. Immage Biotherapeutics plan to be able to offer hundreds of products via its online web platform where we will sale directly to our customers. No assurances can be provided as to the timing or profitability of such arrangements.

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

Future Competition

Future competition will come in the form of new technology. Breakthrough compounds that would, we believe, make peptide immunotherapies obsolete are not likely in the next 25 years based on current research results. Immage Biotherapeutics management will continue to monitor all relevant research and expects to exit prior to major technology advances.

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

As mentioned, the market for immunotherapies is growing, we have observed, at a double-digit pace over the next few years. Many consider immunotherapies development as an encouraging growth market as many drugs lose their patent protection. There are a number of competitors in the immunotherapies development industry. Many of these companies are quite large. They include companies, such as, GlaxoSmithKline, Merck & Co., Novartis, Pfizer, and Sanofi Pasteur. They control as much as 80% of the immunotherapies market in the world. Even so, we believe that being a division of a much larger company is both a potential strength and potential weakness. It offers the strength of a large manufacturing, marketing based, and economy of scale, but it also a weakness in developing new immunotherapies candidates at a rapid pace. This is the reason why many larger pharmaceutical purchase smaller biotechnology boutiques that can fill in to drug portfolio. Often, the larger parent company will dictate the business strategy of the smaller firm. Although the companies named control a significant share of the market, Immage Biotherapeutics feels that the strength of its proprietary peptide immunotherapies composition will not only accelerate its entrance into the significant market share, but allow it to create new product opportunities as well. Our company will position itself to be able to develop products that, we believe, would be of interest to large biotechnology and pharmaceutical firms. Those large drug companies have significant financial resources to put toward new product development and have large departments devoted to making the necessary regulatory submissions to the FDA. Immage Biotherapeutics intends to will work diligently to license our products to them in order to take advantage of their considerable FDA regulatory experience. Immage Biotherapeutics intends to set marketing strategies of licensing to the larger drug companies and plans to remain focused on the development of the market which focuses of the creation of cancer immunotherapies candidates.

There are others small- to medium-sized immunotherapies development companies, such as, Bavarian Nordic, Inc. (Mountain View, CA), Inovio Pharmaceuticals (San Diego, CA) MabVax Therapeutics (San Diego, CA), Novartis, (San Diego, CA), Novarx (San Diego, CA), PaxVax (San Diego, CA) and Global Immunotherapies (Research Triangle Park, NC). The website http://biopharmguy.com/links/company-by-location-immunotherapies.php (which information is expressly not incorporated into the report), gives a list a immunotherapies company that include many differing immunotherapies developing companies from drug giant Novartis to Inhibikase Therapeutics, Inc, a company less than 10 employees. However, the total amount of immunotherapies developing companies is a moving target and difficult to pin down. Violionet.org www.violinet.org (which information is expressly not incorporated into the report), has a list of over 120 immunotherapy companies in the United States that they have identified as such. Most countries of the world, especially in the developed nations, have immunotherapeutic companies. Therefore, these non-united States companies lend themselves as potential overseas collaborators and partners. Many of these companies have small Research and development budgets and in many cases are based on scientific papers that support their product claims. Even so, many of these companies, we contend, have a very small Intellectual Property library and look to have a major success on one or two patented products.

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

The world’s oldest and largest cancer research association is the American Association for Cancer Research and as of 2016 had 37,000 members. Those members include cancer researchers from over 80 countries. Immage Biotherapeutics plan to be present at their conference and reach out to the cancer researcher community by highlighting our cancer immunotherapies portfolio. Many of those researches in academia would either have funding from a foundation or from the federal grants. We plan to work with those individuals in order to further the development of our products.

Future Markets

Immage Biotherapeutics plans to build its revenues on the identification and development of key immunotherapy candidate for MAGE A for the preparation of human clinical trials. Immage Biotherapeutics management will work diligently to license its products to larger biotechnology and pharmaceutical companies. This activity will lend itself to future milestone payments as our products moves through the drug developmental pathway. Once our products have reached the market and have been approved by the FDA, royalties, we contend, will become a significant part of our revenue. In addition, our products will be available for research for academia.

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

Value Proposition

The latest technology

Proven safe and more effective than other treatments

Continuous research and product improvements

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

Equipment

Immage Biotherapeutics is a biotechnology company focus on the development of a universal vaccine that could be targeted to several tumors that expresses the cancer tumor antigen MAGE-A. The MAGE-A family of antigen has several different isomers that MAGE-A1 to MAGE-A12 (Hartmann, 2015). Because MAGE-A is a cancer testis antigen it is found beyond the blood-testis antigen. Therefore, its expression within the body outside of the testis is usually in association with tumors. This project intends to focus the research and development to a MAGE-A vaccine that can treat triple negative breast cancer. Even though much of the in vivo will be done with contract research organization, Immage Biotherapeutics will conduct many of the in vitro studies using certain purchased equipment, including but not limited to:

•	Microplate Absorbance Reader: The microplate will be used to conduct MHC Class I and II binding assay and T-cell proliferation assay which will be helpful in accessing the immunogenicity of the peptides that will be part of the university MAGE-A vaccine.

•	Immunowash Microplate Washer: The ImmunoWash™ 1575 microplate washer is essential for performing accurate and reproducible immunoassays in a microplate format, such as ELISA. Some of the features and benefits of the equipment is that it will allow a variety of preprogrammed wash sequences, to design, store, and reproducibly perform special wash routines, to maximize wash efficiency by adapting to various liquids and buffers, assay components and conditions, and exercise complete control of needle position (horizontal and vertical) and aspiration/dispensing rates as indicated in the research protocol. This equipment is important to the research applications such as being suitable for autoclave sterilization, compatible with 96-well microplates that have flat-, U-, or V-bottom wells and strips, and is registered with the FDA as a medical device for various clinical chemistry applications.

•	Sample Vials, Standard Microplates, Deep-Well Microplates, Microplate Sealing Film: The above materials are used in the research protocol and are a necessary part of the research protocol necessary assays. These plates will be used for ELISA and other assay activity in order to validate the binding of the select peptides and its ability to stimulate immune cells (Yin, 2014).

•	In addition, the Company has purchased the following: Professional Micropipet Backpack Starter Set; Professional Multichannel Micropipet, 8-channel, 5–50 µl; Professional Pipet Controller, 120 V; Thermo Scientific - Rec3004-A - Revco Chromatography Refrigerators

•	To date, the Company has purchased the following:

Item (Supplier)	Cost
Model 1575 Immunowash Microplate Washer. compatible with flat-, U-, and V-bottom plates (Bio-Rad)	$6,369.75
Extended warranty for plate washer	$486.24
ProteOn Sample Vials. Pkg of 100, sample vials (1.5 ml) with pierceable caps; (Bio-Rad)	$25.50
ProteOn Standard Microplates. Pkg of 25, standard 96-well microplate (350 μl capacity per well); (Bio-Rad)	$182.75
ProteOn Deep-Well Microplates. Pkg of 5, standard 96-well microplates (2 ml capacity per well); (Bio-Rad)	$74.80
ProteOn Microplate Sealing Film. Pkg of 50 sheets (Bio-Rad)	$131.75
Prof Pipet Set w/Backpack (Bio-Rad)	$1,128.13
Professional Micropipet, 8-channel, 5-50 ul (Bio-Rad)	$655.50
Professional Micropipet, 8-channel, 20- 200 ul (Bio-Rad)	$655.50
Prof Pipet Controller, 120 V (Bio-Rad)	$350.31
1.5Ml MICROTUBE, 6 COLOR, 600 (Bio-Rad)	$36.81
Model 16K Microcentrifuge, 120 V (Bio-Rad)	$2,630.15
FREIGHT CHARGE (Bio-Rad)	$703.86
SUBTOTAL (Bio-Rad)	$13,431.05
SYNHTX W/LUM, FL & ABS (BioTek)	$20,852.50
SVC BASIC INSTL & TRAINING TIER 2 (BioTek)	$900.00
Field Service Contract (BioTek)	$3,073.00
Freight and Handling (BioTek)	$115.87
SUBTOTAL (BioTek)	$24,941.37
Value Lab Refrigerator/Freezers (Fisher Scientific)	$1,894.00
Transportation (Fisher Scientific)	$45.00
Fuel Surcharge (Fisher Scientific)	$3.75
Sales tax (Fisher Scientific)	$108.91
SUBTOTAL (Thermo Scientific)	$2,051.66
Other	$630.92
TOTAL	$41,055.00

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

Production

Immage Biotherapeutics used proprietary in silico design tools along with available software to design our candidate. The company that we plan to use for our pre-clinical testing is Proimmune (www.proimmune.com) (which information is expressly not incorporated into the report). Their solutions for preclinical and clinical immunology research include a comprehensive antigen characterization platform, and products and services for tracking antigen-specific immune responses with state-of-the-art ELISpot and flow cytometry techniques. They will conduct our MHC Class I and II binding assay, T-cell proliferation assay, and dendritic cell-T cell Assays to verify our in silico design products. Animal testing will be carried out at a CRO facility. Animal study results will be used for the initial new drug (IND) filing with the FDA. At present, we do not have a formal contractual arrangement with Proimmune.

Facilities

The corporate office for the Company is at 10411 Motor City Dr. Suite 750, Bethesda, MD 20817. We have leased this office for a period of 5 Years and the lease payments are $200/mo. The lab space for our company is at 2041 Georgia Avenue, NW, Suite 608, NW, Washington, DC 20060. We have leased this office for a period of 5 Years and the lease payments are $600 per month.  This lab space is currently at no cost to the Company because we are working on a collaborative research agreement with Howard University.

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

Break-Even Analysis

Immage Biotherapeutics expects to receive a revenue mix from sales and royalty income due from shipments of proprietary materials to corporate partners by the end of it three years. Other license agreements will also enhance royalty income. There will also be an effort to maintain operating expense growth on sales and marketing in 2016 - 2017 and beyond at 5 percent – 15 percent (although no assurances can be provided that we will reach our milestones). In addition, Immage Biotherapeutics is writing grants in conjunction with other research organizations, which will, we contend, complement our research funding.

Name and Location

Immage Biotherapeutics corporate headquarters is 10411 Motor City Dr., Suite 750, Bethesda, MD 20817. This will include an office. Lab space is located at 2041 Georgia Ave, Suite 608, NW, Washington, DC 20060.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses.  At August 31, 2016, we have a working capital of $149,232, net loss of 216,476 and an accumulated deficit of $302,832.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

These arrangements also may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. If any of our partners terminates its relationship with us or fails to perform its obligations in a timely manner, the development or commercialization of our technology and product candidates may be substantially delayed. Further, disputes may arise with our collaborators about corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our collaborators.

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

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced quotation on OTC Markets, Inc. under the OTCQB designation (under the trading symbol “IMMD. There was no active trading market for our common stock until September 14, 2015. The closing price on August 22, 2016 was $0.314.

Holders

As of August 31, 2016, there were approximately 9 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

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

Recent Issuances of Unregistered Securities

The Company has issued PepVax, Inc. 5,000,000 shares of common stock pursuant to the terms and conditions of the License Agreement, dated June 2, 2016.  The shares were issued in October 2016.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of August 31, 2016 or 2015.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated December 5, 2016 in connection with the audit of our financial statements as of August 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of August 31, 2016 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

We are a development stage company and no revenues have been recorded since inception. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Our company worked with Pepvax Inc. to procure a provisional patent. As a result, Pepvax Inc. received 5,000,000 of our shares of common stock, subsequent to August 31, 2016, for the rights to the patent and the Company is currently focusing on developing the provisional patent into a final patent. We have also entered into an agreement to have lab space at Howard University for a period of three years. Following the commencement of the implementation of the business plan and the purchase of equipment, we ceased being a shell company.

Comparison of Years Ended August 31, 2016 and period ended August 31, 2015

We had no revenues for the year ended August 31, 2016 and period ended 2015.

Our assets as of August 31, 2016 equaled $243,104, consisting primarily of cash of $196,715 and $32,158 of equipment purchased pursuant to our business plan, plus small amounts for prepaid expenses and net intangible assets. Our assets as of August 31, 2015 consisted primarily of cash of $32,678 and $40,370 of equipment purchases pursuant to our business plan, plus small amounts for prepaid expenses and net intangible assets. The increase in our assets is directly related to the sale of $375,000 of common stock during the fiscal year ended August 31, 2016 and net borrowings of $4,858 from related parties.

Operating expenses for the fiscal year ended August 31, 2016 equaled $216,476, compared to operating expenses of $53,869 for the period ended August 31, 2015. The increase was due to an increase in selling, general and administrative expenses from $10,969 to $98,878, an increase in professional fees from $42,900 to $55,377 and an increase in research and development from nil to $62,221.

We realized a loss before income tax provision of $216,476 for the fiscal year ended August 31, 2016 compared to a net loss of $53,869 for the period ended August 31, 2015.

Liquidity and Capital Resources

As of August 31, 2016, we financed our operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $215,821 for the fiscal year ended August 31, 2016 compared to $52,357 for the period ended August 31, 2015. The increase was due to the increased expenses and operating loss we experienced as a result of implementing our business plan.

Cash flows provided by investing activities for the fiscal year ended August 31, 2016, was nil, compared to net cash used of $41,055 for the period ended August 31, 2015.

Cash flows provided by financing activities for the fiscal year ended August 31, 2016, increased to $379,858, compared to $123,748 for the period ended August 31, 2015. This increase was a consequence of receiving loans from related parties and proceeds from the sale of stock. During the year ended August 31, 2016, we received an advance of $11,316 from a related party as a loan and repaid $6,458 to the related party. On September 21, 2016, we sold 3,000,000 shares of our common stock for $375,000 to one of our largest shareholders.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

CRITICAL ACCOUNTING POLICIES

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

Research and Development Costs

Costs incurred in connection with the development of new products and manufacturing methods are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided, the amount is fixed or determinable, persuasive evidence of an agreement exists, and collection is reasonably assured.

Depreciation

Depreciation is computed using the straight-line method over the assets’ expected useful lives.

Amortization

Deferred charges are amortized using the straight-line method over twenty years for intangible assets held by the Company.

Related Parties

The Company accounts for all transactions and balances with related parties in accordance with ASC 850, “Related Party Disclosures”.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of August 31, 2016. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of August 31, 2016. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of August 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending August 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	Our board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

3.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of August 31, 2016 has not been audited by our auditors or any other independent registered accounting firm.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None noted.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director the Company as at August 31, 2016.

Name	Age	Position
Mou Zhi Cong	33	Director, President and Chief Executive Officer
Elton Norman	53	Director, Chief Financial Officer
Anton Dormer	52	Director, Chairman of the Board, Chief Scientific Officer
Mahesh Narayanan	27	Director, Chief Operating Officer
Dr. Daniel Achinko	34	Vice President of Bioformatics

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

Elton Norman, JD CPA Chief Financial Officer. Mr. Norman is the founder and the Managing Member of The Norman Law Firm PLLC. Mr. Norman graduated, cum laude, from Howard University School of Law in 1994. Mr. Norman is admitted to the bars of Maryland, the District of Columbia, New York and Georgia.

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

Clinical and Scientific Advisory Board

Immage Biotherapeutics has assembled an expert clinical and scientific advisory board composed of leading idea people bioinformatics regulatory affairs, and drug development.

Dr. William M. Brown, Ph.D., M.B.A., J.D.

Dr. Brown currently serves as an advisor/consultant, Intellectual Property for NB Capital / Nordic Biotech (Copenhagen, Denmark), Resverlogix Corp. and Zenith Epigenetics (Calgary, Canada) and Premier Biomedical / Marv Enterprises, LLC (El Paso, Texas). Dr. Brown received his B.Sc. (summa cum laude; biochemistry/chemistry) at University of Southampton, his Ph.D. (biochemistry/molecular biology) at University of Southampton, his M.B.A. (management major) at Fairleigh Dickinson University and his J.D. (magna cum laude) at New York Law School .

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

Certain Relationships and Related Transactions and Director Independence

During the year ended August 31, 2016 and the period ended August 31, 2015, the Company received an advance of $6,358 and $41,059, respectively from the Company’s CEO by the way of loan for payment of Company’s operating expenses and repaid $6,358 and $0, to the CEO, respectively. As at August 31, 2016 and August 31, 2015, the Company was obligated to the CEO, for an unsecured, non-interest bearing demand loan with a balance of $41,059 and $41,059, respectively.

During the year ended August 31, 2016 and the period ended August 31, 2015, the Company received an advance of $4,858 and $6,850 from a significant shareholder by the way of loan for payment of Company’s operating expenses. As at August 31, 2016 and August 31, 2015, the Company was obligated to the said shareholder, for an unsecured, non-interest bearing demand loan with a balance of $11,708 and $6,850, respectively.

During the year ended August 31, 2016 the Company borrowed and repaid $100 to the Company CFO for purpose of opening a Company bank account.

On September 21, 2015, a significant shareholder loaned the Company $375,000 by way of a promissory note. The promissory note matures on December 31, 2017, and bears interest at a rate of 2% per annum compounding quarterly. No payments are required until December 31, 2017. During the period ended August 31, 2016, this note was revoked.

On June 2, 2016, the Company entered into a License Agreement with PepVax, Inc., that granted the Company a provisional patent in exchange for 5,000,000 shares of the Company’s common stock. The agreement was considered executed upon the issuances of shares on October 10, 2016 as payment on the provisional patent. The provisional patent was filed on behalf of PepVax by an officer and significant shareholder PepVax, Inc. who is also an officer of the Company.

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

ITEM 11. - EXECUTIVE COMPENSATION

Summary Compensation

The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended August 31, 2016 (collectively, the “Named Executive Officers” or “NEO”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non Equity Inventive Plan Compens-aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Mou Zhi Cong* CEO	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

William Alex Robertson**	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2015	0	0	0	0	0	0	0	0

Mahesh Narayanan Chief Operating Officer***	2016	$25,000	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Anton Dormer Chief Scientific Officer ***	2016	$12,000	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Elton F. Norman Chief Financial Officer***	2016	$7,200	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Daniel Achinko Vice President- Bio-informatics***	2016	$25,000	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

* Mr. Cong was appointed Chief Executive Officer on April 7 2015.

** Mr. Robertson resigned as our Chief Executive Officer on April 7, 2015. Mr. Robertson did not receive any compensation in the tables below.

*** Each officer was appointed to the Company in June 2015 but did not receive compensation until September 2015.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Mou Zhi Cong	0	0	0	0	0	0	0	0	0

Mahesh Narayanan	0	0	0	0	0	0	0	0	0

Anton Dormer	0	0	0	0	0	0	0	0	0

Elton F. Norman	0	0	0	0	0	0	0	0	0

Daniel Achinko	0	0	0	0	0	0	0	0	0

2016 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mou Zhi Cong	2016	0	0	0	0

Mahesh Narayanan	2016	0	0	0	0

Anton Dormer	2016	0	0	0	0

Elton F. Norman	2016	0	0	0	0

Daniel Achinko	2016	0	0	0	0

2016 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mou Zhi Cong		0	0	0

Mahesh Narayanan		0	0	0

Anton Dormer		0	0	0

Elton F. Norman		0	0	0

Daniel Achinko		0	0	0

2016 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Mou Zhi Cong	0	0	0	0	0

Mahesh Narayanan	0	0	0	0	0

Anton Dormer	0	0	0	0	0

Elton F. Norman	0	0	0	0	0

Daniel Achinko	0	0	0	0	0

2016 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mou Zhi Cong	0	0	0	0	0	0	0

Mahesh Narayanan	0	0	0	0	0	0	0

Anton Dormer	0	0	0	0	0	0	0

Elton F. Norman	0	0	0	0	0	0	0

2016 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Mou Zhi Cong	2016	0	0	0	0	0	0	0

Mahesh Narayanan	2016	0	0	0	0	0	0	0

Anton Dormer	2016	0	0	0	0	0	0	0

Elton F. Norman	2016	0	0	0	0	0	0	0

Daniel Achinko	2016	0	0	0	0	0	0	0

2016 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Mou Zhi Cong	2016	0	0	0	0	0

Mahesh Narayanan	2016	0	0	0	0	0

Anton Dormer	2016	0	0	0	0	0

Elton F. Norman	2016	0	0	0	0	0

Daniel Achinko	2016	0	0	0	0	0

2016 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Mou Zhi Cong	Basic salary						-

Mahesh Narayanan	Basic salary

Anton Dormer	Basic salary

Elton F. Norman	Basic salary

Daniel Achinko	Basic salary

Employment Agreements

On July 15, 2015, the Company and Elton F. Norman executed an executive employment agreement, whereby Mr. Norman would serve as Chief Financial Officer of the Company. The term of the agreement is two years with an annual base salary of Seven Thousand, Two Hundred Dollars ($7,200), with provisions for a bonus, expenses and additional benefits. In the event of termination without cause or for good reason, Mr. Norman would be entitled to one month’s salary during the first year of employment and two month’s salary during the first year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

On July 15, 2015, the Company and Mahesh Narayanan executed an executive employment agreement, whereby Mr. Narayanan would serve as Chief Operating Officer of the Company. The term of the agreement is two years with an annual base salary of Twenty-Five Thousand Dollars ($25,000), with provisions for a bonus, expenses and additional benefits. In the event of termination without cause or for good reason, Mr. Narayanan would be entitled to one month’s salary during the first year of employment and two month’s salary during the first year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

On July 15, 2015, the Company and Dr. Daniel Achinko executed an executive employment agreement, whereby Dr. Achinko would serve as Vice President of Bio-informatics of the Company. The term of the agreement is two years with an annual base salary of Twenty-Five Thousand Dollars ($25,000), with provisions for a bonus, expenses and additional benefits. In the event of termination without cause or for good reason, Dr. Achinko would be entitled to one month’s salary during the first year of employment and two month’s salary during the first year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

On July 15, 2015, the Company and Anton Dormer executed an executive employment agreement, whereby Mr. Dormer would serve as Chief Scientific Officer of the Company. The term of the agreement is two years with an annual base salary of Twelve Thousand Dollars ($12,000), with provisions for a bonus, expenses and additional benefits. In the event of termination without cause or for good reason, Mr. Dormer would be entitled to one month’s salary during the first year of employment and two month’s salary during the first year of employment in addition to any bonus. The executive employment agreement include the standard non-compete and confidentiality provisions.

The above employment agreements were approved by the Board of Directors as of September 1, 2015.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common shares as of August 31, 2016, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise). The aggregate of these items, which totals 146,744,566, will be used as the denominator for the percentage calculation below.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Immage Biotherapeutics Corp., 10411 Motor City Dr., Bethesda, MD 20817.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
Coventry International Limited (2)	63,058,909	42.97%
Pepvax, Inc.	42,943,521	29.26%

Officers and Directors
Coventry International Limited (2)	63,058,909	42.97%
Pepvax, Inc. (3)	42,943,521	29.26%
Anton Dormer (3)	0	0%
Mahesh Narayanan	0	0%
Elton F. Norman (3)	0	0%
Daniel Achinko (3)	0	0%

All executive officers and directors as a group (five persons)(2)(3)	0	0%

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock.

(2) Coventry International Limited is controlled by Lin Peng Dong, who is not related to the Company, and has its address at Flat A, 7th Floor, Winner Commercial Building, 401-3 Lockhart Road, Causeway Bay, Hong Kong.

(3) These officers are also shareholders and officers of PepVax, Inc.

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

TRANSFER AGENT

Columbia Stock Transfer Company 1869 E Seltice Suite 292, Post Falls, ID 83854 (208-664-3544) acts as transfer agent for our common stock.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2016, we received an advance of $11,316 from a related party as a loan and repaid $6,458 to the related party.

On September 21, 2016, we sold 3,000,000 shares of our common stock for $375,000 to one of our largest shareholders.

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

Aggregate fees billed to us for the fiscal year ended August 31, 2016 and period ended August 31, 2015 by our independent registered public accounting firms are as follows:

Types of Fees	2016		2015
Audit Fees (1)	$15,000	*	$7,500	*
Audit Related Fees	-		-
Tax Fees	-		-
All Other Fees	-		-

*	For the year ending August 31, 2016, $15,000 attributable to MaloneBailey, LLP. For the year ending August 31, 2015, $4,000 attributed to PLS and $3,500 to MaloneBailey, LLP.
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

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Labels Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMAGE BIOTHERAPEUTICS CORP.

Dated: December 8, 2016

By:	/s/ Mou Zhi Cong
Name:	Mou Zhi Cong
Title:	President, Chief Executive Officer and Director

Dated: December 8, 2016

By:	/s/ Elton Norman
Name:	Elton Norman, CPA
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mou Zhi Cong	Chief Executive Officer, Director	December 8, 2016
Mou Zhi Cong

/s/ Elton Norman	Chief Financial Officer, Director	December 8, 2016
Elton Norman

/s/ Anton Dormer	Chairman of the Board of Directors	December 8, 2016
Anton Dormer

/s/ Mahesh Narayanan	Director	December 8, 2016
Mahesh Narayanan

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Immage Biotherapeutics Corp.

Bethesda, MD

We have audited the accompanying balance sheets of Immage Biotherapeutics Corp. (the "Company") as of August 31, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2016 and for the period from October 1, 2014 through August 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended August 31, 2016 and the period from October 1, 2014 through August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 5, 2016

IMMAGE BIOTHERAPEUTICS CORP.

BALANCE SHEETS

	August 31,	August 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$196,715	$32,678
Prepaid expenses	8,333	904
Total Current Assets	205,048	33,582

Equipment, net	32,158	40,370
Intangible assets, net of amortization of $316 and $79 as of August 31, 2016 and 2015	5,898	6,214
TOTAL ASSETS	$243,104	$80,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,049	$3,493
Loans from related parties	52,767	47,909
Total Current Liabilities	55,816	51,402
TOTAL LIABILITIES	$55,816	$51,402

Stockholders' Equity
Common stock: 200,000,000 authorized; $0.001 par value
146,744,566 and 143,744,566 shares issued and outstanding, respectively	146,745	143,745
Common stock subscribed	-	3,000
Additional paid-in capital	343,375	343,375
Subscriptions receivable	-	(375,000)
Accumulated deficit	(302,832)	(86,356)
Total Stockholders' Equity	187,288	28,764
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,104	$80,166

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Eleven Months Ended
	August 31,	August 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Selling, general and administrative	$98,878	$10,969
Professional	55,377	42,900
Research and development	62,221	-
Total operating expenses	216,476	53,869

Net loss	$(216,476)	$(53,869)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	145,305,874	101,994,394

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 1, 2014 THROUGH AUGUST 31, 2015 AND THE YEAR ENDED AUGUST 31, 2016

				Common
	Common Stock		Additional	Stock	Subscriptions	Accumulated
	Shares	Amount	Paid-in Capital	Subscribed	Receivable	Deficit	Total

Balance, September 30, 2014	100,201,045	$100,201	$(89,329)	$-	$-	$(32,487)	$(21,615)

Common shares issued for cash at $0.125 per share on June 22, 2015	600,000	600	74,400	-	-	-	75,000
Common shares issued for intangible assets	42,943,521	42,944	(36,651)				6,293
Common shares subscribed	-	-	372,000	3,000	(375,000)	-	-
Loans forgiven by Previous shareholder			22,116				22,116
Loans forgiven by related party			839				839
Net loss	-	-	-	-	-	(53,869)	(53,869)

Balance, August 31, 2015	143,744,566	$143,745	$343,375	$3,000	$(375,000)	$(86,356)	$28,764

Common shares subscribed - cancelled	-	-	(372,000)	(3,000)	375,000	-	-
Common shares issued for cash at $0.125 per share	3,000,000	3,000	372,000	-	-	-	375,000
Net loss	-	-	-	-	-	(216,476)	(216,476)

Balance, August 31, 2016	146,744,566	146,745	343,375	-	-	(302,832)	187,288

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Eleven Months Ended
	August 31,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,476)	$(53,869)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expenses	8,528	764
Changes in operating assets and liabilities:
Prepaid expenses	(7,429)	(904)
Accounts payable and accrued liabilities	(444)	1,652

NET CASH USED IN OPERATING ACTIVITIES	(215,821)	(52,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(41,055)
NET CASH USED IN INVESTING ACTIVITIES	-	(41,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	375,000	75,000
Borrowings from related parties	11,316	48,748
Repayments to related parties	(6,458)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,858	123,748

Net increase in cash and cash equivalents	164,037	30,336
Cash and cash equivalents, beginning of period	32,678	2,342
Cash and cash equivalents, end of period	$196,715	$32,678

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of subscribed common shares	$375,000	$-
Loans forgiven by previous shareholder	$-	$22,116
Loans forgiven by related party	$-	$839
Subscription receivable	$-	$375,000
Common shares issued for intangible assets	$-	$6,293

The accompanying notes are an integral part of these financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016

NOTE 1 – NATURE OF OPERATIONS

Immage Biotherapeutics (“we”, “our”, the “Company”) was incorporated in the State of Nevada on June 21, 2012 and originally established a fiscal year end of September 30. On September 8, 2015, the Company changed its fiscal year end to August 31.

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

Following the merger, Immage Biotherapeutics commenced with its business plan to develop as a biotechnology company developing cancer immunotherapy through the rapid and efficient development of cutting edge immunotherapy candidates using bioinformatics and outsourced laboratory resources. Even though much of the in vitro will be done with contract research organization, Immage Biotherapeutics will conduct many of the in vitro studies using certain purchased equipment.

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

Related Parties

The Company accounts for all transactions and balances with related parties in accordance with ASC 850, “Related Party Disclosures”.

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At August 31, 2016 and 2015, the Company had $196,715 and $32,678 in cash and cash equivalents, respectively.

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

Intangible assets are amortized annually on a straight-line basis at the following rates:

Patents	20 years

Impairment or Disposal of Long-Lived Assets

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of August 31, 2016 and 2015 and has determined that no impairment is required.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided, the amount is fixed or determinable, persuasive evidence of an agreement exists, and collection is reasonably assured.

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

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are expensed as incurred. During the year ended August 31, 2016 and the period ended August 31, 2015, $62,221 and $0, respectively was expensed as research and development costs.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s interim financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $149,232, and accumulated deficit of $302,832. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.

The Company will be dependent upon the raising of additional capital through placement of our common stock or debt in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its operations by way of share issuances and advances from related parties. Management plans to seek additional funding to fund the operation of the Company’s business.

NOTE 4 – EQUIPMENT

	August 31, 2016	August 31, 2015
Equipment	$41,055	$41,055
Less accumulated depreciation	(8,897)	(685)
	$32,158	$40,370

For the year ended August 31, 2016 and period ended August 31, 2015, depreciation expense was $8,212 and $685, respectively.

NOTE 5 – INTANGIBLE ASSETS

	August 31, 2016	August 31, 2015
Patent	$6,293	$6,293
Less accumulated amortization	(395)	(79)
	$5,898	$6,214

For the year ended August 31, 2016 and period ended August 31, 2015, amortization expense was $316 and $79, respectively.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

During the year ended September 30, 2014, the Company received $22,116 as a loan from its previous shareholder. The loan is payable on demand, unsecured, and non-interest bearing. On May 8, 2015, the balance of the loan was forgiven by the previous shareholder and was recorded as additional paid in capital.

During the period ended August 31, 2015, the Company had received $839 as a loan from one of the Company’s current officers. The loan was forgiven by the officer during the period and recorded as additional paid in capital.

During the year ended August 31, 2016 and the period ended August 31, 2015, the Company received an advance of $6,358 and $41,059, respectively from the Company’s CEO by the way of loan for payment of Company’s operating expenses and repaid $6,358 and $0, to the CEO, respectively. As at August 31, 2016 and August 31, 2015, the Company was obligated to the CEO, for an unsecured, non-interest bearing demand loan with a balance of $41,059 and $41,059, respectively.

During the year ended August 31, 2016 and the period ended August 31, 2015, the Company received an advance of $4,858 and $6,850 from a significant shareholder by the way of loan for payment of Company’s operating expenses. As at August 31, 2016 and August 31, 2015, the Company was obligated to the said shareholder, for an unsecured, non-interest bearing demand loan with a balance of $11,708 and $6,850, respectively.

During the year ended August 31, 2016 the Company borrowed and repaid $100 to the Company CFO for purpose of opening a Company bank account.

On September 21, 2015, a significant shareholder loaned the Company $375,000 by way of a promissory note. The promissory note matures on December 31, 2017, and bears interest at a rate of 2% per annum compounding quarterly. No payments are required until December 31, 2017. During the period ended August 31, 2016, this note was revoked (see note #7).

NOTE 7 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On June 4, 2015, the Company issued 42,943,521 common shares to an unaffiliated company for a patent of $6,293

On June 8, 2015, the Company entered into a subscription agreement with its major shareholders. Pursuant to the agreement, this shareholder purchased 3,600,000 common shares for $0.125 per share. On June 22, 2015, $75,000 was received by the Company and 600,000 common shares were issued to this shareholder. The remaining $375,000 for 3,000,000 subscribed common shares was recorded as subscription receivable as at August 31, 2015. On September 21, 2015, the Company cancelled this transaction and entered into a promissory note with the significant shareholder (see note #6). On January 18, 2016, the Company and a significant shareholder decided to revoke the promissory note of $375,000 dated September 21, 2015. The parties elected that the funds of $375,000 provided by the significant shareholder to the Company would be in satisfaction and completion of the subscription agreement entered into on June 8, 2015. Upon revocation of the promissory note it was agreed upon to issue a total of 3,000,000 shares for the total consideration of $375,000 which was received in October 2015.

As of August 31, 2016 and 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Eleven Months Ended
	August 31, 2016	August 31, 2015
Federal income tax benefit attributable to:
Current Operations	73,602	18,315
Less: Valuation Allowance	(73,602)	(18,315)
Net provisions for Federal income taxes	-	-

Net deferred tax assets consist of the following components as of:

	August 31, 2016	August 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	102,963	29,361
Less: valuation allowance	(102,963)	(29,361)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $302,832, which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The Company’s tax returns have been examined up to the current required date. No tax returns are currently being examined by the IRS.

NOTE 9 – COMMITMENTS

On December 10, 2015, the Company entered into an agreement to receive consulting and development services for a one-time fee of $24,000 and annual compensation of $15,000 paid in monthly installments. In addition the consultant is eligible to receive one or more bonus payments dependent on the achievement of certain developmental milestones. As of August 31, 2016, no milestones resulting in bonus payments have occurred.

The Company has leased an office for a period of five Years and the lease payments are scheduled to be $200 per month. In addition, the Company has entered into a memorandum of understanding to have lab space at Howard University for a period of three years. The space is currently at no cost to the Company because we are working on a collaborative research agreement with Howard University.

On November 3, 2016, the Company entered into a master clinical services agreement with DP Clinical Inc. for DP Clinical to provide clinical review services to the Company for submissions to the FDA. The term of the agreement is five (5) years. No charges have been incurred under this agreement to date and each engagement will be by work order, which will be billed at such time.

NOTE 10 – SUBSEQUENT EVENTS

On June 2, 2016, the Company entered into a License Agreement with PepVax, Inc., that granted the Company a provisional patent in exchange for 5,000,000 shares of the Company’s common stock. The agreement was considered executed upon the issuances of shares on October 10, 2016 as payment on the provisional patent. The provisional patent was filed on behalf of PepVax by an officer and significant shareholder PepVax, Inc. who is also an officer of the Company.

On September 28, 2016, the Company entered into an agreement with ToxPlus Consulting, LLC, for ToxPlus to provide consulting services to the Company in connection with the company’s submission of its pre IND package to the Food and Drug Administration (FDA). To term of the agreement is one (i) year at a rate of $240 per hour, plus travel expenses, if any, for ToxPlus’ services.

On November 3, 2016, the Company entered into a master clinical services agreement with DP Clinical Inc. for DP Clinical to provide clinical review services to the Company for submissions to the FDA. The term of the agreement is five (5) years. No charges have been incurred under this agreement to date and each engagement will be by work order, which will be billed at such time.

