Form 10-Q
period 2016-11-30
IMMAGE BIOTHERAPEUTICS CORP.
filed 2017-01-06
CIK 1564273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of December 30, 2016, Immage Biotherapeutics Corp. had 151,744,566 shares of common stock issued and outstanding.

Item 1. Financial Statements.

IMMAGE BIOTHERAPEUTICS CORP.

BALANCE SHEETS

	November 30,	August 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$127,135	$196,715
Prepaid expenses	5,833	8,333
Total Current Assets	132,968	205,048

Equipment, net	30,105	32,158
Intangible assets, net of amortization of $474 and $395, respectively	5,819	5,898
TOTAL ASSETS	$168,892	$243,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$48,189	$3,049
Loans from related parties	54,267	52,767
Total Current Liabilities	102,456	55,816
TOTAL LIABILITIES	$102,456	$55,816

Stockholders' Equity
Common stock: 200,000,000 authorized; $0.001 par value
151,744,566 and 146,744,566 shares issued and outstanding, respectively	151,745	146,745
Additional paid-in capital	1,888,375	343,375
Accumulated deficit	(1,973,684)	(302,832)
Total Stockholders' Equity	66,436	187,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,892	$243,104

 The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Selling, general and administrative	$27,962	$19,796
Professional	17,824	13,429
Research and development	1,625,066	-
Total operating expenses	1,670,852	33,225

Other expense
Interest Expense	-	(801)
Total other expense	-	(801)

Net loss	$(1,670,852)	$(34,026)

Basic and dilutive loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	149,570,566	143,744,566

 The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.
Statement of Cash Flows (Unaudited)

	Three Months ended	Three Months ended
	November 30,	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,670,852)	$(34,026)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expenses	2,132	2,315
Common stock issued for research and development costs	1,550,000	-
Changes in operating assets and liabilities:
Prepaid expenses	2,500	904
Accounts payable and accrued liabilities	45,140	4,447
Interest payable	-	801
NET CASH USED IN OPERATING ACTIVITIES	(71,080)	(25,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	-	375,000
Borrowings from related parties	1,500	1,600
Repayments to related parties	-	(100)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500	376,500

Net increase in cash and cash equivalents	(69,580)	350,941
Cash and cash equivalents, beginning of period	196,715	32,678
Cash and cash equivalents, end of period	$127,135	$383,619

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Subscription receivable	$-	$375,000

The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Securities and Exchange Commission on December 8, 2016.

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are expensed as incurred. During the three months ended November 30, 2016, $1,625,066 was expensed as research and development costs.

NOTE 3 – GOING CONCERN

The Company’s interim unaudited financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital of $30,512, and accumulated deficit of $1,973,684. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.

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

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

During the three months ended November 30, 2016, the Company received an advance of $1,500 from a significant shareholder by the way of loan for payment of Company’s operating expenses. During the three months ended November 30, 2016, the Company’s Chief Executive Officer loaned an amount to the Company of $6,358 for operating expenses, which was repaid in the amount of $6,358 during the same period. Amounts owing to said shareholder are unsecured, non-interest bearing, and due on demand. The total due on all related party loans as of November 30, 2016 is $54,267.

NOTE 5 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On October 10, 2016, the Company issued 5,000,000 shares of common stock to acquire a provisional patent, valued at $1,550,000, which has been expensed as research and development costs.

As of November 30, 2016 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – COMMITMENTS

On December 10, 2015, the Company entered into an agreement to receive consulting and development services for a one-time fee of $24,000 and annual compensation of $15,000 paid in monthly installments. In addition the consultant is eligible to receive one or more bonus payments dependent on the achievement of certain developmental milestones. As of November 30, 2016, no milestones resulting in bonus payments have occurred.

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

The Company has issued PepVax, Inc. 5 million shares of common stock pursuant to the terms and conditions of the License Agreement, dated June 2, 2016. The shares were issued in October 2016. Pursuant to the License Agreement, PepVax, Inc. granted the Company a worldwide, unrestrictive, perpetual, royalty-free and irrevocable license in a provisional patent, and any resulting patent, for SMART Plasmid DNA TM with respect to the Company's MAGE A immunotherapy only, in exchange for 5 million shares of the Company's common stock. The SMART Plasmid DNA TM based delivery system will be used to deliver any drug developed by the Company into humans. This system is required because the drug cannot be administered directly to humans and it makes the drug safer because the dosage can be smaller using the delivery system.

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

Current Undertakings

Immage Biotherapeutics is currently proceeding to:

☐	Develop, characterize, and scale production of a IMT-001 (Immagene Ò), a hybrid/fusion protein vaccine for MAGE A;

☐	Complete pre-IND work for IMT-001;

☐	Ramp business development efforts aimed at securing strategic partnerships, alliances, and licensees.

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

Results of Operations

For the Three Months Ended November 30, 2016 and 2015:

For the three-month period ended November 30, 2016, we had no revenue. Expenses for the three-month period ended November 30, 2016, totaled $1,670,852 resulting in a net loss of $1,670,852 as compared to a net loss of $34,026 for the three months ended November 30, 2015. For the three-month period ended November 30, 2016, selling, general and administrative expenses were $27,962, professional fees were $17,824 and research and development expenses were $1,625,066, as compared to selling, general and administrative expenses of $19,796, professional fees of $13,429 and research and development expenses of $0 for the three-month period ended November 30, 2015.

For the three-month period ended November 30, 2016, our selling, general and administrative expenses increased by $8,166, primarily due to an increase in salaries and wages, and amortization expense. Research and development expenses increased by $1,625,066, of which $1,550,000 was related to the issuance of 5 million shares of common stock to Pepvax, Inc. under the License Agreement. The remaining $75,066 of research and development expenses were due to programs initiated by the Company during the period ending November 30, 2016. Our professional fees increased by approximately $4,395 due to increased investor relationship costs incurred for the period ending November 30, 2016 of $6,669, which were not incurred in the three month period ended November 30, 2015.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, relative to our annual financial statements for the fiscal year ended August 31, 2016, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. As of November 30, 2016, we have a total of $132,968 in current assets, working capital of $30,512, and an accumulated deficit of $1,973,684. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its operations by way of share issuances and advances from related parties. Management plans to seek additional funding to fund the operation of the Company’s business.

Off-balance sheet arrangements

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales or repurchases of common stock during the quarter ended November 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1

Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1 filed with the SEC on December 10, 2012, file number 333-185368.

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

Immage Biotherapeutics Corp. (Registrant)

Date: January 6, 2017	By:	/s/ Zhi Cong Mou
Zhi Cong Mou
President and Director
Principal and Executive Officer

Date: January 6, 2017	By:	/s/ Elton F. Norman
Elton F. Norman
Chief Financial Officer and Director
Principal Financial Officer

