Form 10-Q
period 2017-02-28
IMMAGE BIOTHERAPEUTICS CORP.
filed 2017-04-19
CIK 1564273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

(443) 961-1185

(Registrant's telephone number, including area code)

___________________________________________________________

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

As of April 3, 2017, Immage Biotherapeutics Corp. had 151,744,566 shares of common stock issued and outstanding.

IMMAGE BIOTHERAPEUTICS CORP.

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,687	$196,715
Prepaid expenses	3,333	8,333
Total Current Assets	57,020	205,048

Equipment, net of depreciation of $4,106 and $8,212 as of February 28, 2017 and August 31, 2016, respectively	28,052	32,158
Intangible assets, net of amortization of $158 and $316 as of February 28, 2017 and August 31, 2016, respectively	5,740	5,898
TOTAL ASSETS	$90,812	$243,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$12,202	$3,049
Loans from related parties	56,267	52,767
Total Current Liabilities	68,469	55,816
TOTAL LIABILITIES	$68,469	$55,816

Stockholders' Equity
Common stock: 200,000,000 authorized; $0.001 par value 151,744,566 and 146,744,566 shares issued and outstanding, respectively	151,745	146,745
Additional paid-in capital	1,888,375	343,375
Accumulated deficit	(2,017,777)	(302,832)
Total Stockholders' Equity	22,343	187,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,812	$243,104

The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29	February 28,	February 29,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	$24,374	$27,292	$52,336	$47,889
Professional	14,025	7,628	31,849	21,057
Research and development	5,694	34,675	1,630,760	34,675
Total operating expenses	44,093	69,595	1,714,945	103,621

Net loss	$(44,093)	$(69,595)	$(1,714,945)	$(103,621)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	151,744,566	143,975,266	150,750,091	143,860,066

The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended	Six Months ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,714,945)	$(103,621)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expenses	4,264	4,630
Common stock issued for research and development costs	1,550,000	-
Changes in operating assets and liabilities:
Prepaid expenses	5,000	904
Accounts payable and accrued liabilities	12,653	13,321
NET CASH USED IN OPERATING ACTIVITIES	(143,028)	(84,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	-	375,000
Borrowings from related parties	-	11,316
Repayments to related parties	-	(6,458)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	379,858

Net increase (decrease) in cash and cash equivalents	(143,028)	295,092
Cash and cash equivalents, beginning of period	196,715	32,678
Cash and cash equivalents, end of period	$53,687	$327,770

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of subscribed common shares	$-	$375,000
Revocation of note and issuance of common shares	$-	$375,000
Operating expenses paid by related parties on behalf of the Company	$3,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

IMMAGE BIOTHERAPEUTICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2017

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

Related party transactions

The Company accounts for and discloses all related party transactions in accordance with ASC 850 – Related Party Disclosure.

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are expensed as incurred. During the six months ended February 28, 2017, $1,630,760 was expensed as research and development costs.

NOTE 3 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $11,449, and accumulated deficit of $2,017,777. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2017, Coventry International, Ltd, a greater than 10% shareholder of the Company, made payments of $1,500 for payment of operating expenses on behalf of the Company. The total amount due to shareholder is $13,208. The amounts are unsecured, non-interest bearing, and due on demand.

During the six months ended February 28, 2017, the Company’s Chief Executive Officer made payments of $2,000 for operating expenses on behalf of the Company. The total amount due to shareholder is $43,059. The amounts are unsecured, non-interest bearing, and due on demand.

The total due on all related party loans as of February 28, 2017 is $56,267.

On October 6, 2016, the Company issued 5,000,000 shares of common stock to a related party to acquire a provisional patent valued at $1,550,000, which has been expensed as research and development costs.

NOTE 5 – CAPITAL STOCK

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.

On October 6, 2016, the Company issued 5,000,000 shares of common stock to acquire a provisional patent, valued at $1,550,000, which has been expensed as research and development costs.

As of February 28, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – COMMITMENTS

On December 10, 2015, the Company entered into an agreement to receive consulting and development services for a one-time fee of $24,000 and annual compensation of $15,000 paid in monthly installments. In addition the consultant is eligible to receive one or more bonus payments dependent on the achievement of certain developmental milestones. As of February 28, 2017, no milestones resulting in bonus payments have occurred.

The Company has leased an office for a period of five Years and the lease payments are scheduled to be $200 per month. In addition, the Company has entered into a memorandum of understanding to have lab space at Howard University for a period of three years. The space is currently at no cost to the Company because we are working on a collaborative research agreement with Howard University.

On November 3, 2016, the Company entered into a master clinical services agreement with DP Clinical Inc. for DP Clinical to provide clinical review services to the Company for submissions to the FDA. The term of the agreement is five (5) years. Each engagement will be by work order, which will be billed at such time. As of February 28, 2017, no billings have occurred to date.

NOTE 7 –  SUBSEQUENT EVENTS

On March 29, 2017, Coventry International, Ltd, a greater than 10% shareholder of the Company, provided the Company with a bridge loan of $20,000 to cover research expenses.  The amount is unsecured, noninterest bearing, and due on demand.

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

Results of Operations

For the Three Months Ended February 28, 2017 and 2016:

For the three-month period ended February 28, 2017, we had no revenue. Operating expenses for the three-month period ended February 28, 2017, totaled $44,093, resulting in a net loss of $44,903, as compared to a net loss of $69,595 for the three months ended February 29, 2016. For the three-month period ended February 28, 2017, selling, general and administrative expenses were $24,374, professional fees were $14,025 and research and development expenses were $5,694, as compared to selling, general and administrative expenses of $27,292, professional fees of $7,628 and research and development expenses of $34,675 for the three-month period ended February 29, 2016.

For the three-month period ended February 28, 2017, our selling, general and administrative expenses decreased by $2,918, primarily due to an decrease in salaries and wages. Research and development expenses decreased by $28,981, which was due to a reduction in the Company’s research activities, as well as less costs incurred for studies performed for the same period in the previous period. Our professional fees increased by approximately $6,397, due to increased audit and accounting fees.

For the Six Months Ended February 28, 2017 and 2016:

For the six-month period ended February 28, 2017, we had no revenue. Operating expenses for the six-month period ended February 28, 2017, totaled $1,714,945, resulting in a net loss of $1,714,945, as compared to a net loss of $103,621 for the six-month period ended February 29, 2016. For the six-month period ended February 28, 2017, selling, general and administrative expenses were $52,336, professional fees were $31,849 and research and development expenses were $1,630,760, as compared to selling, general and administrative expenses of $47,889, professional fees of $21,057 and research and development expenses of $34,675 for the six-month period ended February 29, 2016.

For the six-month period ended February 28, 2017, our selling, general and administrative expenses increased by $4,447, primarily due to an increased travel expenses. Research and development expenses increased by $1,596,085, which was due primarily to the acquisition of a licensing agreement for $1,550,000. Our professional fees increased by approximately $10,792, due to increased audit and accounting fees.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, relative to our annual financial statements for the fiscal year ended August 31, 2016, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. As of February 28, 2017, we have a total of $57,020 in current assets, working capital deficit of $11,449 and an accumulated deficit of $2,017,777. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its operations by way of share issuances and advances from related parties. Management plans to seek additional funding to fund the operation of the Company’s business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Immage Biotherapeutics Corp.
(Registrant)

Date: April 19, 2017	By:	/s/ Zhi Cong Mou
Zhi Cong Mou
President and Director
Principal and Executive Officer

Date: April 19, 2017	By:	/s/ Elton F. Norman
Elton F. Norman
Chief Financial Officer and Director
Principal Financial Officer

